Form 10-K
period 2013-12-31
Signal Advance Inc
filed 2014-03-12
CIK 1545061

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from ___________ to ___________

                        Commission File No. 333-192374


                              SIGNAL ADVANCE, INC.
              (Exact name of registrant as specified in its charter)



                                     Texas

          (State or Other Jurisdiction of Incorporation or Organization)


8731

            (Primary Standard Industrial Classification Number)

                                 76-0373052

                       (IRS Employer Identification Number)

                               2520 County Road 81
                              Rosharon, Texas 77583
                                 (713) 510-7445

           (Address and telephone number of principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one)

      Large accelerated filer  [ ]            Accelerated filer          [ ]
      Non-accelerated filer    [ ]            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 31, 2013, the registrant had 9,520,409 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2013.

TABLE OF CONTENTS






                                      PART I



ITEM  1     Description of Business......................................
4

ITEM  1A
Risk Factors.................................................
8
   ITEM  2
Description of Property
.......................................8
   ITEM  3
Legal Proceedings............................................8
   ITEM  4
     Submission of Matters to a Vote of Security Holders..........8

                                      PART II



ITEM  5     Market for Common Equity and Related Stockholder Matters.....
9

   ITEM  6     Selected Financial Data.....................................10
   ITEM  7     Management's Discussion and Analysis of Financial Condition
                and Results of Operations
...................................10

   ITEM  7A    Quantitative and Qualitative Disclosures about Market Risk..14
   ITEM  8     Financial Statements and Supplementary Data.................14

   ITEM  9     Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure........................
27

   ITEM  9A(T) Controls and Procedures.....................................
27



                                      PART III



   ITEM 10
Directors, Executive Officers, Promoters and Control
                Persons of the Company
......................................29

ITEM 11
Executive Compensation......................................
31

ITEM 12
Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.................3
0

ITEM 13
Certain Relationships and Related Transactions..............33

ITEM 14
Principal Accountant Fees and Services......................
33

                                      PART IV



   ITEM 15
Exhibits....................................................
33

                                     PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Unless the context requires otherwise, the terms 'Company,' 'SAI,' 'SA,' 'we,' 'our,' and 'us' refer to Signal Advance Inc., a Texas corporation formed on June 4, 1992.

OVERVIEW: Signal Advance, Inc. (SAI) is a technology development firm that has been developing its proprietary Signal Advance Technology (SAT) which may significantly reduce signal detection delays associated with a variety of physical sensors and thereby improve performance in control, intervention, and signal transmission systems. The Company has developed and tested SA circuit designs and discrete circuit prototypes for a range of signal characteristics.

CHALLENGE: In interventional medical devices or non-medical responsive control and signal transmission systems, delays in detection, processing and response to various signals negatively affects overall performance. For certain types of biomedical signals (e.g. heart, brain) the greater the delay in responding to anomalous signals, the more difficult it is to successfully intervene in order to contain or limit a pathological process such as cardiac fibrillation or an epileptic seizure. The earlier the intervention is initiated, the greater the probability of success. In non-medical applications (e.g. industrial process, equipment, engine control, military), control response signal transmission delays impact performance effecting safety, product yield, fuel efficiency and waste/emissions. In military applications, signal detection and response delays affect reaction effectiveness.

SOLUTION: In most electronic circuits, signal output is delayed relative to the input as it traverses the circuitry. In an SA circuit, the output signal is advanced in time relative to the input, thus the term 'Signal Advance'. In other words, the output signal emerges before the complete detection of the input signal.

The temporal advance achieved using SAT can potentially offset signal detection and processing delays and, thereby, improve response time. Further, we believe that SAT could be implemented in conjunction with other approaches (e.g. faster electronics) to further reduce these response delays to further improve system performance. SAT may also enable the development of novel signal transmission, and control or interventional approaches.

Prototype SAT circuit designs were used to temporally-advance the detection of analog test signals and bioelectric (cardiac) signals in a dissertation study completed by Dr. Hymel (SAI Founder/president) at the University of Texas Health Science Center in the Texas Medical Center, Houston Texas. The study results were later published in a peer-reviewed feature article which appeared in the IEEE Circuits and Systems magazine.

MARKET: SAI identified multiple classes of sensors with signal characteristics which may be suitable for the application of SAT, and thus, a variety of potential licensing targets. The markets/industries include biomedical (e.g. cardiac rhythm management, neurostimulation) and commercial, industrial, communications, transportation and military applications (e.g. process control, signal transmission, engine control, vehicular/flight control, accident avoidance, and weaponry).

In interventional medical devices, SAT could reduce response delays and improve performance. The improved performance translates directly to increased value, providing a significant opportunity for revenue generation. Examples of non-iomedical applications include transportation, in which SAT could improve accident avoidance, safety/security, engine performance and vehicular control, and thus improve fuel economy and save lives. In high performance aircraft engines, SAT might increase stability, reduce stall margins improve performance and fuel efficiency. Industrial examples include improved compressor performance and increased petrochemical yields. In military applications, SAT could enhance response effectiveness

The addressable markets are estimated to be in the billions of dollars. As with any new or disruptive technology, recognition and acceptance will gain momentum over time.

INTELLECTUAL PROPERTY: The following table lists the patent applications and issued patents:

  Patent Office	        Patent or Appl. No.             Status
  ------------------    ----------------------------    --------------------
  United States	        8452544                         Issued May 2013
  China                 ZL 200880015288.2               Issued Nov. 2012
  Europe                EP 08 75 4879.8	                Under examination
  Mexico                MX/A/2009/00921                 Under examination
  India	                3465/KOLNP/2009                 Not yet examined

Additional patent submissions related to specific applications, SA circuit configurations, and signal processing techniques to improve signal fidelity are being drafted.

COMPETITION: Indirect competition exists as in the form of ever faster electronics used to improve signal detection and processing performance. In addition, alternate control strategies, (e.g. predictive feedback and feed-forward) are often used to improve performance but also have significant drawbacks. Faster electronics alone will reduce, but never eliminate, circuit delays. For a number of applications, some of these techniques may be adequate. SAT, used in conjunction with all of these methods, could further improve performance.

REVENUE GENERATION: While the addressable markets are in the billions, it is expected that many licensees will require exclusivity which would limit SAI to a single license in a given application area. Therefore, SAI will target multiple application areas to generate revenue. Revenue is generated by: 1) licensing intellectual property to product manufacturers, 2) consulting with licensees on implementation of the technology in target applications, and 3) participating in joint ventures.

MARKETING STRATEGY: To gain exposure and acceptance of SAT, the Company will participate in trade shows, present in scientific and technical meetings and publish application-specific articles. SAI's marketing approach includes the following steps: 1) identify application targets, 2) develop application-specific SAI circuitry, 3) demonstrate performance improvement, 4) protect the intellectual property, 5) approach target manufacturer(s) and 6) secure licensing/consulting agreements.

Target application selection is based on: 1) intervention/control impact,
2) signal characteristics, 3) market size, 4) supplier market share,
5) competition and 6) regulations.

The initial approach is to identify applications and protect IP; then consult with market-specific clients to develop SAT for their specific application and demonstrate improved product performance. Later strategy will shift development costs to the client.

PROGRESS: The Company has developed proprietary Signal Advance technology which operates on broadband analog signals (over a specified frequency range) with little signal distortion. Prototype SA circuits have been developed for various application-specific signals and a number of SA circuit designs have been tested using a range of analog test signals. The company is located near the Texas Medical Center in Houston and has broad contacts in a number of its research institutions.

SAI has initiated collaborations with private entities and research institutions to protect its intellectual property, further develop/refine SAT, embody in microelectronics (integrated circuitry), and test for improved performance in biomedical applications by the use of SAT. Although the collaborations terms are not yet established, the company expects to assume the costs to develop/refine SAT and its microelectronic implementation, as well as intellectual property protection. Collaborations related to the use of SA technology in specific biomedical applications are likely to be funded through research grants or take the form of joint ventures.

VALIDATION/RECOGNITION:

- Scientific:  Prototype SA circuit design was tested using a range of
   simulated test signals as well as bioelectric (cardiac)   signals. The
   results were reviewed and confirmed by University facility (including Ph.D. physicists and engineers). This study resulted in completion of a successful doctoral study, by the Company's President, Dr. Hymel, at the University of Texas Health Science Center at Houston in the Texas Medical Center (2010);

- Technical: A peer-reviewed feature article summarizing the technology, study results, and broad range of potential SAT applications was published in the IEEE Circuits and Systems Magazine in 2011;

- Commercial: SAI was awarded first place in the 2011 Goradia Innovation Prize competition. The selection was based on: 1) the commercial potential of the technology, 2) the soundness of the business plan, 2) the potential for job growth within the region, and 4) the likelihood of significant long-term success.

- Innovation: The Intellectual Property Section of the Oklahoma Bar Association named Dr. Chris Hymel, the company's president, the 2012 Innovator of the Year for his development work on Signal Advance technology.

REVENUE GENERATION: The Company plans to continue to refine and develop SAT, demonstrate improved performance in targeted applications, pursue related intellectual property protection and begin to commercialize the technology through licensure. The Comoany is still developing and refining its proprietary technology, thus, SAI has not yet sold any products or licensed the technology. The company is not yet profitable, currently lacks sufficient capital to generate revenue or operate the business in a profitable manner and has not generated sufficient revenues to fund planned R&D, marketing and intellectual protection in the near-term. As such, SAI continues to rely upon capital investment to cover the projected costs of executing the Company's business plan and effectively commercialize its proprietary Signal Advance technology.

BROAD RISKS AFFECTING THE COMPANY: The Company is subject to numerous risks, which are more fully discussed in the section of this prospectus entitled 'Risk Factors'. Some of the more significant risks included the following:

- The Company is undercapitalized and has limited liquidity.
- The Company is in the development/early commercialization stage.
- The technology is novel and thus requires recognition and acceptance in various markets.
- If the Company does not successfully license its technology, it may never achieve profitability.
- As a result of the industry competition, the Company may not gain enough market share to be profitable.
- If the Company fails to protect its proprietary technology, its competitive position may be impaired.
- There will be a limited trading market for the Company's common stock
- The market price of our common stock may fluctuate significantly and may decline.

EMERGING GROWTH COMPANY STATUS: The Company qualifies as an 'emerging growth company' as defined in Section 2(a)(19) of the Securities Act of 1933 and, as such, is allowed to provide in this prospectus more limited disclosures than an issuer that would not so qualify. Furthermore, for as long as we remain an emerging growth company, we will qualify for certain limited exceptions from investor protection laws such as the Sarbanes-Oxley Act of 2002 and the Investor Protection and Securities Reform Act of 2010. Unlike other public companies, we will not be required to:

- Provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
- Comply with any new requirements adopted by the Public Company Accounting Oversight Board (PCAOB), requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

- Comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
- Provide certain disclosure regarding executive compensation required of larger public companies; or
- Obtain shareholder approval of any golden parachute payments not previously approved.

We will cease to be an 'emerging growth company' upon the earliest of:

- When we have $1.0 billion or more in annual revenues;
- When we have at least $700 million in market value of our common units held by non-affiliates;
- When we issue more than $1.0 billion of non-convertible debt over a three-year period; or
- The last day of the fiscal year following the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to take advantage of the extended transition period, and as a result, we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

CORPORATE INFORMATION: Our principal executive offices are located at 2520 County Road 81, Rosharon, Texas 77583. Our website is www.signaladvance.com.


Item 1A.  Risk Factors

Not applicable to smaller reporting companies.


Item 2.  Description of Property

We do not own any real estate or other properties.


Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION: There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of January XX, 2014, no shares of our common stock have traded.

NUMBER OF HOLDERS: As of December 31, 2013, 9,520,409 issued and outstanding shares of common stock were held by a total of 171 shareholders of record.

DIVIDENDS: No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2013 and 2012. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES: In 2011, 120,000 shares of common stock were issued in exchange for services rendered by Directors, Officers and consultants and cash investment of $10,000 by one of the Company's Directors. A 4 for 1 reverse split became effective on September 1, 2011. As such, the 'post' 4 for 1 reverse split equivalent number of shares of common stock issued during 2011 was 30,000 shares.

During 2012, a private placement, specifically a 'rights' offering, was made available to existing shareholders. In total, 63,250 shares of common stock were issued to rights offering participants. In addition, 229,000 shares were issued in exchange for services rendered.

In 2013, the Company's President was issued 1,000,000 shares per the terms of IP assignment agreement. In addition, 116,750 shares were issued in exchange for services rendered.

These issuances of unregistered were exempt pursuant to Section 4(2) of the Securities Act as these were privately negotiated transactions in which there was no advertising and no commissions paid. Accordingly, the stock certificates representing these shares were issued with restrictive legends indicating that the shares have not been registered and may not be traded until registered or otherwise exempt from registration.

PURCHASE OF OUR EQUITY SECURITIES BY OFFICERS AND DIRECTORS:  None.

OTHER STOCKHOLDER MATTERS:  None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                              RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our auditors have issued a going concern opinion as the Company has generated insufficient revenues to fund planned R&D, marketing and intellectual protection in the near-term. SAI will continue to rely on capital investment to cover the projected costs to execute the Company's business plan and commercialize its proprietary signal advance technology. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There is no assurance that the Company will be able to raise sufficient capital which would require operations to be scaled back accordingly.

The majority of the Company's resources are devoted to technology development and protection of its proprietary technology. However, periodically, the Company has accepted consulting work which is either directly related to SA technology development or may lead to a potential future collaboration. As such, revenues have varied significantly over the past three years.

INCOME: In fiscal year ending 2011, the Company recognized revenue in the amount of $80,000. The company recognized $10,313 and $2,350 in revenues 2012 and 2013, respectively.

EXPENSES:  Expenses are classified into the following four broad categories:
Depreciation, Intellectual Property Protection, Professional Services, Research and Development and Selling, General and Administrative. SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working full-time for the Company. Professional Services includes expenses for legal, accounting, transfer agent and director's fees. The increase seen in expenses during the fiscal year ended December 31, 2013 and year ended December 31, 2012 for Professional Services reflect expenses related to the preparation to become registered and reporting with the Securities and Exchange Commission as well as intellectual property (IP) protection. In addition, $1,000,000 in equity was paid to the Company's President (Signal Advance IP inventor) per the terms of the IP assignment agreement following the achievement of the "Notice of Allowability" milestone. Research and Development expenses reflect the Company's on-going efforts related to in scientific, technical and commercial validation.

Expenses for fiscal years ended December 31, 2013, 2012 and 2011, were as follows:

                                               2013
      2012
       2011
                                               ----      ----       ----






General, Selling and Administrative

     44,274    30,239     34,035
Intellectual Property Protection

1,038,508    58,638    121,351

Professional Services                         92,009    62,517     32,237

Research and Development                      26,000
    33,000     45,000

Depreciation                                   2,707     5,292
      8,052

OTHER EXPENSE: Other Expense included ($69) in 2012 from a K-1 issued from a long term investment and impairment "write-down" related to "Available for Sales Securities" of $1,487 and $23,500 for years ended 2012 and 2011, respectively.

                          LIQUIDITY AND CAPITAL ASSETS

CURRENT ASSETS: As of December 31, 2013, the Company had cash and cash equivalents of $12,918 and negligible "Available for Sale Securities". These assets are used as working capital to execute the Company's business plan. As such, the Company requires additional capital through debt or equity financing to fund operations over the next 12 months.

Fixed assets (office/laboratory equipment) were $4,607 and $8,887, for years ended December 31, 2012 and 2011, respectively, and $2,924 as of December 31, 2013, due to depreciation expense.

OTHER ASSETS: In 2012 and 2011, as well as fiscal year ended December 31, 2013, significant resources were applied to the acquisition and protection of our intellectual property. This includes: 1) installment due per the terms of the assignment agreement. 2) responses to preliminary searches and initial office actions resulting from the international filings, 3) preparation and submission of amendments and additional disclosures in the US Patent and Trademark Office (USPTO) as well as the Chinese, European and Mexican Patent Offices and 4) reviews of, and responses to, office actions by the US, Chinese, European and Mexican patent offices and 5) issuance and annual renewal fees. Patents have been issued in China (Nov. 2012) and the U.S. (May 2013).

All costs associated with intellectual property (IP) protection have been expensed. IP acquisition and protection costs totaled $58,638 and $121,351, respectively, in years ended December 31, 2012 and 2011, and $1,038,508 the year ended December 31, 2013. Further discussion regarding the intellectual property can be found in Note B - Intellectual Property, starting on page 23 (F8 of the Financial Statements and Supplementary Information).

Results from a single long term investment were discussed previously under 'Other Expense'. Available for sale securities lost most of their value decreasing from $25,000 when acquired in 2011 to $13 by September 30, 2013.

LIABILITIES: Liabilities include a short-term loan from its President totaling $118,406 as of December 31, 2013. Further, a trade payable representing compensation due the Company president, of $120,000 at year-end 2011 was converted to equity in 2012.

SHAREHOLDERS' EQUITY: The accumulated deficit totaled $4,233,452, $3,057,721 and $4,145,313 for years ended December 31, 2011, 2012 and 2013, respectively. In 2011, following shareholder approval, the board executed a one for four (1/4)
 reverse split of the common stock. The shares issued and outstanding as of years ended December 31, 2011, 2012 and 2013, totaled 8,111,409, 8,403,659 and
9,520,409, respectively.

OFF-BALANCE SHEET TRANSACTIONS: There are no off-balance sheet items, all transactions are in U.S. dollars, and SAI is not currently subject to currency fluctuations or similar market risks.

                         SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

AVAILABLE FOR SALE SECURITIES: The Company holds certain investments that are treated as available-for-sale securities and stated at their fair market values. All investments are available for current operations and are classified as other assets in the balance sheet. Realized gains and losses are determined by the specific identification method and are included in 'Other Income (Loss)' in the income statement.

RESEARCH AND DEVELOPMENT: Research and development expenses are expensed as incurred until technological feasibility can be determined. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval, marketability, licensing, lease, or sale when the net present value and useful life is able to be determined. Costs associated with intellectual property protection have been expensed until such time as the useful can be determined, at which time, amounts capitalized will be included in intangible property, less the net of accumulated amortization.

REVENUE RECOGNITION: Revenue is not be recognized until it is realized or realizable and earned. An extended discussion regarding the sources of revenue expected as well as how revenue from these sources will be recognized can be found under 'Revenue Recognition' beginning on page 22 (F7 of the Financial Statements and Supplementary Information).

PROPERTY, PLANT AND EQUIPMENT: Fixed Assets (land, buildings and equipment) are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the Modified Accelerated Cost Recovery System (MACRS) method. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

INCOME TAXES: The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization, As of December 31, 2013, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities can occur in the near term and that each change could materially affect the amounts reported in the financial statement.

IMPAIRMENT: The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortized intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

DEFERRED TAX ASSET: A valuation allowance was not recognized for the full amount of the deferred tax asset because, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

NET EARNINGS PER SHARE: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

                         PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, debt instruments, and firm commitments are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: i) technology development, ii) marketing and commercialization, and iii) intellectual property protection. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.


MATERIAL COMMITMENTS:

Payments due by Period:   Total   <1 year   1-3 years   3-5 years   >5 years
                         ------   -------   ---------   ---------   --------
Office Lease (per year)  $8,400    $8,400

PURCHASE OF SIGNIFICANT EQUIPMENT: We do not intend to purchase any significant equipment during the next twelve months.

                                  GOING CONCERN

The independent auditors' report accompanying our Financial Statements and Supplementary Information for years ended December 31, 2013, 2012 and 2011 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.


Item 8. Financial Statements and Supplementary Data


                              SIGNAL ADVANCE, INC.

              FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                 Years Ended December 31, 2013, 2012 and 2011



                               TABLE OF CONTENTS
                                                                       Page No.

ACCOUNTANT'S REPORT.......................................................F 1

FINANCIAL STATEMENTS

   Balance Sheet..........................................................F 2

   Statements of Income and Retained Earnings (Accumulated Deficit).......F 3

   Statement of Cash Flows................................................F 4

   Statement of Changes in Shareholders' Equity...........................F 5

   Notes to Financial Statements.......................................F 6-11

SUPPLEMENTARY INFORMATION

   Schedule of General, Selling and Administrative Expenses..............F 11

                                Bobby J. Hutton
                          Certified Public Accountant
                              4824 Courtside Drive
                              Fort Worth, TX 76133

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------
The Board of Directors
Signal Advance, Inc.
2520 CR 81
Rosharon, TX  77583

We have audited the accompanying balance sheet of Signal Advance, Inc. (A Texas Corporation) as of December 31, 2013, 2012 and 2011, and the related statements of income and retained earnings (accumulated deficit), cash flows and changes in stockholders' equity for the years then ended. The financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Advance, Inc. as of December 31, 2013, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A in the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Very truly yours,



Bobby J. Hutton
Certified Public Accountant

Fort Worth, Texas
January 28, 2014






                                                                             F 1

                              Signal Advance, Inc.
                                 Balance Sheets
                      As of December 31, 2013, 2012, 2011


                                              2013

         2012         2011
                                          -----------  -----------  -----------
ASSETS












Current Assets









Cash                                      11,497

8,110

12,918
                                          -----------  -----------  -----------


Total Current Assets
     11,497

8,110

12,918

Fixed Assets (net accumulateed
     depreciation) - Note D
3,924

4,607

       8,887









Available for Sale Securities - Note C
          13

13

1,500




Long-Term Investments
                       21,438

21,438

21,369
                                          -----------  -----------  -----------

TOTAL ASSETS


36,871

34,167

44,674
                                          ===========  ===========  ===========

LIABILITIES & EQUITY









Liabilities
 Loan from Shareholder - Note F
118,406

31,303

33,269



Trade Payable - Note G
0

0

120,000
                                          -----------  -----------  -----------


Total Liabilities

118,406

31,303

153,269



Shareholders' Equity






  Common Stock - $0 par value  - Note J




   -shares issued and outstanding









9,520,409, as of Dec. 31, 2013









8,403,659, as of Dec. 31, 2012









8,111,409, as of Dec. 31, 2011

  Paid-in Capital in excess of par








Cash

667,101

667,101

603,851




Services/Assets
3,509,732

2,392,982

2,163,982
                                          -----------  -----------  -----------



Total Capital Investment
4,176,834

   3,060,084

2,767,834




  Retained Earnings (Accumulated Deficit)
(3,057,220)

(2,876,429)

(2,692,255)


  Net Income

                              (1,201,149)

    (180,790)

    (184,174)



Total Shareholders' Equity
               (81,535)

2,864

(108,595)


TOTAL LIABILITIES & EQUITY
36,871

34,167

44,674
                                          ===========  ===========  ===========


                   See Accompanying Notes and Accountant's Report            F 2

                              Signal Advance, Inc.
        Statements of Income and Retained Earnings (Accumulated Deficit)
                  Years Ended December 31, 2013, 2012, 2011



                                              2013

         2012         2011
                                          -----------  -----------  -----------



Ordinary Income/Expense










 Revenues
   Consulting
0

4,025

45,000





Other Income
2,350

6,288

35,000
                                          -----------  -----------  -----------




Total Revenues
 2,350

10,313

80,000

 Cost of Sales                                     0            0            0
                                          -----------  -----------  -----------



Gross Profit
2,350

10,313

80,000





Expenses











   General, Selling & Administrative
          44,274

30,239

34,035





   Depreciation
                                2,707

5,292

8,051





   Intellectual Property - Note B
1,038,508

58,638

121,351





  Professional Services
92,009

62,517

32,237





Research & Development
                     26,000

33,000

45,000
                                          -----------  -----------  -----------


Total Expense
s                            1,203,499

189,685

240,674



Net Ordinary Income
(1,201,149)

(179,372)

(160,674)

 Other Income/(Expense)

   Adjustment of Impairment - Note C
0

1,487

23,500
   Gain/(Loss) on Equity Investment

  0          (69)           0

                                          -----------  -----------  -----------


Total Other Income/(Expense)
0

1,418

23,500


     Net Income


(1,201,149)

(180,790)

    (184,174)
                                          ===========  ===========  ===========













                   See Accompanying Notes and Accountant's Report            F 3

                              Signal Advance, Inc.
                            Statement of Cash Flow
                   Years Ended December 31, 2013, 2012, 2011



                                              2013

         2012         2011
                                          -----------  -----------  -----------



OPERATING ACTIVITIES







    Net Income
                            (1,201,149)

(180,790)

(184,174)


    Adjustments to reconcile Net Income









      to net cash provided by operations:










Accounts Receivable
0

0

109





Depreciation
2,707

5,292

8,051
        Non-Cash Expenses:




         Intellectual property assigned
            in exchange for equity
1,000,000

0

0





         Services rendered in exchange
            for equity
                       116,750

229,000

66,667
                                          -----------  -----------  -----------


Net cash provided by Operating
    Activities
                               (81,692)

      53,501

(109,347)




INVESTING ACTIVITIES








     Fixed Assets (Cost/Basis)
(2,024)

(1,012)

(607)




     Available for Sale Securities
0

1,487       (1,500)




     Long-Term Investments
                         0

(69)

0


                                          -----------  -----------  -----------
  Net cash provided by Investing
    Activities
                                (2,024)

407

(2,107)




FINANCING ACTIVITIES









    Capital Investment(Common Stock Sales):        0

63,250

10,000
    Loan from Shareholder
                     87,103

(1,966)

(8,005)




    Trade Payable
0

(120,000)

120,000
                                          -----------  -----------  -----------



 Net cash provided by Financing
    Activities
                                87,103

(58,716)

121,995



Net cash increase for period
3,387

(4,808)

10,540
                                          -----------  -----------  -----------


Cash at beginning of period
                   8,110

12,918

2,378


Cash at end of period
11,497

8,110

12,918
                                          ===========  ===========  ===========








Supplemental Disclosures







Interest Expense
8,901

         2,704

        3,942
                                          ===========  ===========  ===========





                   See Accompanying Notes and Accountant's Report            F 4

                              Signal Advance, Inc.
                 Statement of Changes in Shareholders' Equity
                   Years Ended December 31, 2013, 2012, 2011

                   Common Stock     Additional  Net Other                   Total
                ------------------  Paid-in     Comprehensive  Accumulated  Shareholders'
                 Shares    Amount   Capital     Gain/(Loss)    Deficit      Equity
                --------- --------  ----------  -------------  -----------  -------------

Balance as of
Dec.1, 2010
8,081,409       -



2,691,167            -

(2,692,255)

(1,088)












Shares Issued
      30,000

 -

76,667

 -

            -

          76,667


Net Other












Comprehensive
Gain(Loss)             -        -           -






(23,500)          -



(23,500)












Net Loss               -        -           -             -








(160,675)

(160,675)


Treasury Stock
 -

 -

 -

             -

 -

 -
                --------- --------  ----------  -------------  -----------  -------------

Balance as of

Dec. 31, 2011










   8,111,409       -



2,767,834

(23,500)

(2,852,930)

      (108,596)


Shares Issued
     292,250

 -

292,250

 -

            -

292,250


Net Other











Comprehensive
Gain(Loss)             -        -           -






(1,417)          -



(1,418)












Net Loss               -        -           -             -








(179,373)

(179,373)


Treasury Stock
 -

 -

 -

 -

 -

 -
                --------- --------  ----------  -------------  -----------  -------------
Balance as of
Dec. 31, 2012   8,403,659       -



3,060,084

(24,917)

  (3,032,303)

         2,863














Shares Issued
1,116,750

 -

1,116,750

 -

 -

1,116,750


Net Other










Comprehensive
Gain(
Loss)             -        -           -             -            -              -













Net Loss








               -        -           -             -    (1,201,149)

(1,201,149)


Treasury Stock
         -

        -

           -

             -

            -

              -
                --------- --------  ----------  -------------  -----------  -------------
Balance as of
Dec. 31, 2013
9,520,409       -



4,176,834

(24,917)

(4,233,452)

       (81,536)

                ========= ========  ==========  =============  ===========  =============








  - Note J

                   See Accompanying Notes and Accountant's Report            F 5

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION: Signal Advance, Inc. (the Company) is currently conducting operations. Signal Advance, Inc., incorporated in Texas on June 4, 1992, is an engineering product and procedure development and consulting firm focused on the development of applications for emerging technologies. The Company has significant experience in computer technology, distributed information systems, and data acquisition and analysis systems, medical education, intellectual property protection and medical-legal litigation support. The Company has focused its resources on the improvement of signal detection systems through the development and refinement of its proprietary "Signal Advance" technology which has potential application in a wide range of medical applications, as well as applications outside of biomedicine.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

IMPAIRMENT: The Company anticipates amortizing intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortized intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts and all adjustments that, in the opinion of management and based on management's best estimates and judgments, are necessary to make the financial statement not misleading. Actual results could differ from those estimates.

AVAILABLE FOR SALE SECURITIES: The Company holds certain investments that are treated as available-for-sale securities and stated at their fair market values. All investments are available for current operations and are classified as other assets in the balance sheet. Unrealized holding gains and losses are included as a component of other comprehensive income (loss) until realized. Realized gains and losses are determined by the specific identification method and are included in 'Other Income (Loss)' in the income statement.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred until technological feasibility can be determined. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval, marketability, licensing, lease, or sale when the net present value and useful life is able to be determined. Payments made to third parties subsequent to the aforementioned events will be capitalized. Amounts capitalized for such payments will be included in other intangibles, less the net of the accumulated amortization, once their useful lives can be determined.

      Accompanying Notes are an Integral Part of the Financial Statements    F 6

REVENUE RECOGNITION: The Company revenues are generated by: 1) Providing consulting services; 2) Licensing intellectual property; and 3) Providing consulting services to licensees to facilitate implementation. Revenue is not recognized until it is realized or realizable and earned. In accordance with ASC 605, 'Revenue Recognition,' the company recognizes as revenue the fees charged clients as referenced below because 1) persuasive evidence of an arrangement exists, 2) the fees charged as royalties and/or for services are substantially fixed or determinable during the period in which services are provided or royalties are collected, 3) the company and its clients understand the specific nature and terms of the agreed upon transactions, and 4) collectability is reasonably assured after services have been rendered, or according to a royalty payment schedule.

Consulting Revenue - For revenues generated by providing engineering, scientific and medical/legal consulting services. Services are charged at an hourly rate and clients are charged and revenue is recognized monthly.

License Revenue - As part of the Company's business model and as a result of the company's on-going investment in research and development, the company plans to license and sell the rights to certain of its intellectual property (IP) including internally developed patents, trade secrets and technological know-how. The typical license will call for a non-refundable initiation fee, escalating minimum royalties to be paid before a given product is marketed, and continuing royalties based on gross sales once marketing has begun, confirmed by annual audits. The license will also include a set amount of consulting support. Licensees will also be required to participate in patent maintenance and defense.

Certain transfers of IP to third parties may be licensing/royalty-based, transaction-based, or other forms of transfer. Licensing/royalty-based fees involve transfers in which the company earns the income over time, as a lump-sum payment or the amount of income is not fixed or determinable until the licensee sells future related products (i.e., variable royalty, based upon licensee's revenue). Accordingly, following delivery and or legal conveyance of rights to the aforementioned IP to the client, and following inception of the license term, revenue is recognized in a manner consistent with the nature of the transaction and the earnings process.

Combined License/Consulting Revenue - in certain circumstances the license agreement will also include consulting services to facilitate the use of the Company's IP, in which case the arrangement may include multiple deliverables. If the client is dependent on the consulting services of the Company to bring value to the license then the license and consulting services will be considered a single unit of accounting. If, however, the license has value to the client, independent of the consulting services provided by the Company, then each deliverable has value on a standalone basis. As such each delivered item or items shall be considered a separate unit of accounting.









      Accompanying Notes are an Integral Part of the Financial Statements    F 7

Alternatively, license terms may contain a citation of milestones of achievement by the licensee. Each milestone may be tied to an increase in the minimum royalty. For example, biomedical milestones may include completion of animal trials, submission and then approval of 510K applications or pre-market approval by the FDA. Each licensee pursuing a biomedical application will be expected to develop its own clinical data to secure such pre-market notification (510k) or approval. Under these circumstances, the deliverable, or unit of accounting, consideration may be contingent on the substantive achievement of one or more milestones. As such, revenue is recognized in its entirety in the period in which the milestone is achieved.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized $2,350, $10,313, and $80,000, respectively, in revenue.

PROPERTY, PLANT AND EQUIPMENT: Fixed Assets (land, buildings and equipment) are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the Modified Accelerated Cost Recovery System (MACRS) method. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.


INCOME TAXES: The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. As of December 31, 2012, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities can occur in the near term and that each change could materially affect the amounts reported in the financial statement.

GOING CONCERN: The Company is currently conducting operations. However, it has not yet generated sufficient operating revenue to fund its development activities to date. As such, the Company has relied on funding by the Company's President and the sale of its common stock. There is a substantial doubt that the Company will generate sufficient revenues in future years to meet its operating cash requirements. Accordingly, the Company's ability to continue operations in the short-term depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This could raise doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.





      Accompanying Notes are an Integral Part of the Financial Statements    F 8

NOTE B - INTELLECTUAL PROPERTY

Intellectual property protection is being pursued for the specifically identifiable intellectual property (IP) termed Signal Advance technology. The following table lists the patent applications and issued patents and their respective status:

  Patent Office         Patent/Application No.   Status
  ------------------    ----------------------   ------------------
  United States         8452544                  Issued May 2013
  China	                ZL 200880015288.2        Issued Nov. 2012
  Europe                EP 08 75 4879.8	         Under examination
  Mexico                MX/A/2009/00921	         Under examination
  India	                3465/KOLNP/2009          Not yet examined

Additional patent submissions related to specific applications, SA circuit configurations, and signal processing techniques are in preparation.

The IP derives from an assignment of the IP in the form of a patent application filed with the USPTO as well as any patents which issue as a result of U.S. and related international patent applications.

As ASSIGNEE, the Company is responsible for:

1) Funding and executing activities required for any regulatory approval, development, implementation and commercialization;
2) Introducing assigned products which incorporate the patent pending or patented technology to the commercial market;
3) Make its best efforts to:
        a) Develop and market assigned products and services, and
        b) Increase and extend the commercialization of assigned products, and
4) Commence the advertising and marketing assigned products not later than 24 months following the granting of the patent

The assignment was privately negotiated between the Company's President, Dr. Hymel (Assignor) and the remaining members of the board of directors for the Company (Assignee). Consideration to acquire the IP rights, in the form of equity (specifically 1,525,000 shares of SAI common stock, to date) was expensed as the assignment is considered a transaction between entities under common control. The value of the common stock issued in exchange for the equity was based on the most recent private sales of stock. In addition, royalties are payable to Assignor on net sales and/or license fees as follows: a) <$10M: 6%;
b) $10-$25M: 8%, and c)>$25M: 10%. Assignor's remedy for non-payment is the termination of the assignment.

The costs incurred in acquiring the assignment of the Signal Advance IP as well as the pursuit of domestic and international patent and trademark protection are expensed (included as "Intellectual Property" under expenses on the Statements of Income and Retained Earnings (Accumulated Deficit)) for the years ended December 31, 2013, 2011 and 2011. These costs include expenses to prepare and prosecute patent applications and protect the IP, include filing, issuance and renewal fees, expenses for consultants, experts, advisors, patent attorneys, including foreign associates, patent applications, claims and other amendments, responses to office actions, etc. Any patent infringement case may hinder the Company's ability to generate revenues.

      Accompanying Notes are an Integral Part of the Financial Statements    F 9

NOTE C - AVAILABLE FOR SALE SECURITIES

Cost and fair value of available for sale securities (acquired Jan. 10, 2011) as of December 31, 2013 are as follows:
                                           Cost Gross   Gain(Loss)   Fair Value
                                           ----------   ----------   ----------
Equity Securities Available for Sale:        25,000      (24,487)        13


NOTE D - EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 are summarized as follows:
                                       2013          2012          2011
                                    ----------    ----------    ----------
  Fixed Assets (Cost/Basis)           125,807       123,783       122,772
  Less: Accumulated Depreciation     (121,884)     (119,117)     (113,885)
                                    ----------    ----------    ----------
  Net Book Value                    $   3,924     $   4,607     $   8,887

Depreciation expense in the years ended December 31, 2013, 2012 and 2011, were $2,707, $5,292 and $8051, respectively.

NOTE E - INCOME TAXES

Operating Loss Carry-Forwards: As of December 31, 2013, the Company has a net operating tax loss carry-forward of $1,201,149. Other loss carry-forwards from previous periods may be offset against future federal income taxes. If not used, loss carry-forwards will expire as indicated in the following table:

         Year   Operating Losses     Year   Operating Losses
         ----   ----------------     ----   ----------------
         2022        108,119         2028      1,443,756
         2023        104,123         2029        306,926
         2024        114,901         2030         32,146
         2025         52,988         2031        160,674
         2026        218,176         2032        179,372
         2027        256,471         2033      1,201,149

Deferred Tax Asset: A valuation allowance was not recognized for the full amount of the deferred tax asset because, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Tax Depreciation: The Company uses the Modified Accelerated Cost Recovery System (MACRS) for depreciation of property for tax purposes.


Note F - SHORT TERM LOAN

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors.




      Accompanying Notes are an Integral Part of the Financial Statements   F 10

NOTE G - TRADE PAYABLE

The President of the Company has provided on-going services in exchange for equity reflected by the trade payable. The terms of the conversion of the debt to equity in was negotiated with, and approved by, the Board of Directors.


NOTE H - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. The following is a schedule of future minimum payments for 4 years under the above operating lease as of the year ended December 2013.
                             Year      Amount
                             ----     -------
                             2014     $ 8,400
                             2015       8,400
                             2016       8,400
                             2017       8,400

                  Four Year Total:    $33,600

Rental expense amounted to $8,400 for the years ended December 30, 2013, 2012 and 2011.


Note J - REVERSE STOCK SPLIT

In July, 2011 (following approval by the Shareholders in May, 2011) the Board of Directors voted to affect a four for one (4/1) reverse split of its common shares and a 'Resolution Relating to a Series of Shares' was submitted to the Texas Secretary of State, pursuant to The Texas Business Organizations Code, section 21.115. The reverse split became effective on September 1, 2011. Fractional shares were rounded up to whole shares. Prior to the reverse split, the common stock shares issued and outstanding totaled 32,603,325. As of December 31, 2011, following the four for one (4/1) reverse split, 8,111,409 shares of common stock were issued and outstanding.




















      Accompanying Notes are an Integral Part of the Financial Statements   F 11

                            SUPPLEMENTAL INFORMATION

                              Signal Advance, Inc.
            Schedules of General, Selling and Administrative Expenses
                   Years Ended December 31, 2013, 2012, 2011



                                       2013

2012

       2011




                                     --------     --------     --------
           Automobile Expense
3,411

  2,066

  87

          Bank Service Charges
123

112

94

Dues and Subscriptions
45

37

100

Education/Training
0

7

2,969

           Employee Benefits
4,078

4,683

2,661

Fees/Licenses
1,168

0

351

          Insurance
                     722

422

0

          Interest Expense
8,901

2,704

3,942

          Maintenance and Repairs
    824

872

759

          Marketing/Advertising
500

650

650

          Meals/Entertainment
1,007

389

281

          Office Supplies
               505

266

120

          Postage and Delivery
          143

192

249

          Rent
8,400

8,400

8,400

          Taxes
                          50

100

0

          Telephone
                   1,520

1,755

3,995

          Travel
                     10,319

5,361

6,701

          Utilities
                   2,560

2,222

2,676
                                     ========     ========     ========

Total Expense
44,274

30,239

34,034

























                  See Accompanying Notes and Accountant's Report            F 12

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9A(T). Controls and Procedures

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate. Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria established in 'Internal Control - Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2) We did not maintain appropriate cash controls - As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls - As at December 31, 2013, the Company retains copies of all financial data and material agreements and periodically make backups of the Company's data; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC applicable to an Emerging Growth Company that permit the Company to provide only management's report in this annual report.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS: The following table sets forth the names, positions and ages of the current SAI Directors and Officers. Directors are elected during the annual shareholders' meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board. There are no family relationships among our directors, executive officers, director nominees or significant employees. Two of our Directors are independent per NASDAQ listing standards.

      Director/Officer
Age
Position/Office
      ----------------   ---    -----------------------------




Chris Hymel
55
    Director, President/Treasurer

      Malcolm Skolnick
    78
Director, Secretary

      Ron Stubbers
        51
Director, Vice-President

      Richard Seltzer
58
Director

      Karl Zercoe
         49
Director

All directors hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members.

BIOGRAPHIES:

Chris M. Hymel, Ph.D. (President/Treasurer, Director): served as a director and its President and Treasurer since its inception. Dr. Hymel previously founded a computer systems/networking consulting and development firm and, later, a medical-legal firm which developed over 60 animations used in litigation support. He also served on the board of a non-profit corporation, Educational Enrichment Center through 2009. Professional experience also includes technology development at the University of Texas, Neurophysiology Research Center, including the development of proprietary neurostimulation, signal generation and data acquisition systems, and control systems engineering for Shell Oil & Shell Development Companies and Johnson Controls, Inc. Dr. Hymel holds a doctorate in biomedical sciences from the University of Texas Health Science Center, Houston as well as bachelors and masters degrees in electrical engineering from Texas A&M University. Dr. Hymel holds multiple patents and has authored a number of scientific / technical publications. Dr. Hymel developed the proprietary Signal Advance technology and successfully demonstrated temporally advanced detection of a range of analog (including bioelectric) signals in his doctorate research completed at the University of Texas Health Science Center in August 2010.

Malcolm Skolnick (Secretary, Director): Dr. Skolnick received his Ph.D. in physics from Cornell University and J.D. from the University of Houston Law Center. He retired in 2008 after ten years as a Director, President/CEO of CytoGenix, Inc., a publicly traded, development stage biotechnology firm in Houston Texas. Prior to joining CytoGenix, Dr. Skolnick, a tenured professor, held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health (SPH) of the University of Texas Health Science Center, Houston (UTHSC). In addition to his service as a Department Chair in the Medical School and professorial duties, Dr. Skolnick directed the UTHSC Office of Technology Management, overseeing the University's activities in protecting and licensing its technology portfolio. He also headed the Neuro-physiology Research Center and served as principal investigator of several clinical trials in pain management, smoking cessation and reduction of withdrawal symptoms in drug addiction. Dr. Skolnick also serves as Director and Vice President of the Southwest Health Technology Foundation, Resolution Forum, Inc., Responsible Community Design International, Inc., and Hudson Forest Homeowners' Association. He has served as an expert witness in intellectual property, product liability, and accident reconstruction matters. Dr. Skolnick is a registered patent attorney, patented inventor and is licensed to practice law in the State of Texas. In addition to his service on various corporate boards, since his retirement from CytoGenix, Inc., he has been active in patent prosecution and licensing for selected clients and has been an invited lecturer at several local universities.

Ron A, Stubbers (Vice-President, Director): Mr. Stubbers has been developing and manufacturing electronic biomedical devices for over 20 years, much of it while VP of Engineering and VP of Operations for Neuroscan, Inc. and its successor Compumedics, USA from 1991-2003, and aDEPtas, Inc. and its successor InGeneron, Inc. from 2004-Present. His experience includes development and production of medical devices ranging from neurostimulation systems to EEG acquisition and analysis systems. He has also worked in the areas of product design and manufacturing engineering, quality, regulatory and technical support for startup companies. Mr. Stubbers has managed corporate ISO/EN/QSR quality management systems requirements and compliance and European CE and FDA 510K Class II as well as other regulatory approvals for world-wide medical device distribution. Mr. Stubbers received his bachelor's degree in electrical engineering from the University of Idaho in 1985, completed graduate coursework at the University of Texas, Graduate School of Biomedical Sciences and at Rice University, and completed his MBA at the University of Houston (2013).

Richard C. Seltzer (Director): Mr. Seltzer received his J.D. from South Texas College of Law in 1981 and his LL.M. in Taxation from the University of Florida in 1982. Mr. Seltzer has been in private practice for more than thirty years representing both established and startup businesses in acquisitions and mergers, financial and tax issues, contractual matters, shareholder disputes, real estate acquisitions and general business litigation in Texas State Courts. His practice includes arranging viable capital infusions for ongoing businesses, negotiating business and real estate related contracts. He has handled the licensing of proprietary information for a non-profit organization in Texas.
He also continues to successfully represent numerous taxpayer corporations and individuals before the Internal Revenue Service, including both its Appellate and Collection Divisions as well as representing taxpayers for matters filed with the U.S. Tax Court. For more than fifteen years Mr. Seltzer has been a frequent invited speaker covering general business topics at the People's Law School in conjunction with the University of Houston Law School. He is also an approved mediator in the State of Texas having received his certification in 2008.

Mr. Seltzer has continued to serve as a member of the Board of Directors of Bridges to Life, a nonprofit organization in Houston, since 2003. He was appointed in 2011 as a member of the Board of Directors of STARBASE, Inc., a federally funded educational program working in conjunction with the Department of Defense and the National Guard that works with upper elementary school students particularly interested in math, science, engineering and technology related programs. In addition, Mr. Seltzer serves on the Boards of Directors of the following Texas corporations: Atlas Management, Inc. (appointed in 2000), Innovative Tooling and Accessories, Inc. (appointed in 2007), Intuitec, Inc.

(appointed in 2003), Milsob Properties, Inc. (appointed in 2008). He has also served on the Board of Directors of Delta Shaver Company, Inc., a Delaware corporation since 2011.

Karl Zercoe (Director): Mr. Zercoe, a computer programmer and experienced entrepreneur, has been designing and implementing software applications since 1986. He founded Titanium Software, Inc. in 1996 and is currently the Director, President and Owner. In 2003 his firm focused on an application for electronic medical records and scheduling for college counseling centers. As of 2012, their software, Titanium Schedule, is the market leader with 700+ installations in 11 countries. Mr. Zercoe has a B.S. in computer science with a minor in mechanical engineering from Texas A&M University.

AUDIT COMMITTEE: We do not have an audit committee financial expert, as the cost related to retaining a financial expert at this time is prohibitive. Further, our President has the requisite financial experience/knowledge, thus, we believe the services of a financial expert are not currently warranted.

SIGNIFICANT EMPLOYEES: We have no employees other than our directors/officers of which only the President/Treasurer devotes full time to company matters. Others devote time as needed. We intend to hire employees on an as needed basis.

FAMILY RELATIONSHIPS: None


Item 11. Executive Compensation

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. The summary compensation table below shows certain compensation information paid for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during years ending December 31, 2012 and 2011 and 2013. Other than as set forth below, no executive officer's total annual compensation exceeded $100,000 during our last fiscal period.

SUMMARY COMPENSATION TABLE:

                                                                         Non-Qualified
                                      Stock              Non-Equity      Deferred       All Other
Name and     Year or                  Awards    Options  Incentive Plan  Compensation   Compensation
Position     Period   Salary  Bonus    (1)      Awards   Compensation    Earnings           (2)       Total
-----------  -------  ------  ------  --------  -------  --------------  -------------  ------------  --------
Chris Hymel   2011      -0-     -0-   $120,000    -0-          -0-            -0-            $5,630   $125,630
Pres/Treas

Chris Hymel   2012      -0-     -0-   $108,000    -0-          -0-            -0-            $4,683   $112,683
Pres/Treas

Chris Hymel   2013      -0-     -0-   $108,000    -0-          -0-            -0-            $4,078   $112,078
Pres/Treas

  (1) Non-cash compensation: Equity issued for services rendered
  (2) Reimbursement of medical and professional development expenses

SAI entered into a consulting agreement with Dr. Chris M. Hymel, the Company President, whereby his annual compensation was $120,000 per year in 2011 and 108,000 per year in 2012 and 2013, plus limited reimbursement of professional development and medical expenses. Dr. Hymel is expected to devote essentially full-time (at least 40 hours/week) on activities related to the Company. The term of the agreement is year-to-year but may be terminated by giving one month's notice. Eligible medical and professional development expenses are either paid or reimbursed in cash and annual compensation for services rendered has been in the form of equity, specifically common stock.

In years ending December 31, 2011, 2012 and 2013, Dr Skolnick received $20,000, $15,000 and $5,000, respectively, in the form of equity (common stock) in exchange for services, the majority of which was related to intellectual property protection. Other than as described above, all other directors and executive officers received well under less than $10,000 compensation in the same periods, also in the form of equity (common stock) in exchange for their services. No executive officers received a bonus or deferred compensation.

Other Executive Officer Compensation (to date):

   Outstanding Equity Awards:                   None
   Option Exercises/Stock Vested Table:         None
   Pension Benefits Table:                      None
   Non-qualified Deferred Compensation Table:   None
   All Other Compensation Table:                None
   Perquisites Table:                           None

There are no employment contracts, compensatory plans or arrangements (except as referenced above for the Company President), including payments to be received from the Company with respect to any executive officer or director of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company. Nor are there any agreements or understandings for any director or officer to resign at the request of another person. None of the Company's directors or executive officers is acting on, or will act, at the direction of any other person.

COMPENSATION PURSUANT TO PLANS: There is no retirement, pension, profit sharing, or other plan covering any of our officers and directors. The Company has adopted no formal stock option plans for our officers, directors and/or employees. SAI reserves the right to adopt one or more stock options plans in the future. Presently, there is no plan to issue additional equity in the Company or options to acquire the same to our officers, directors or their affiliates or associates except for compensation of Director and Officers as described previously.

CORPORATE GOVERNANCE: Currently, the Company has no formal Audit or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is authorized to issue 100,000,000 shares of common stock, with no par value. Holders of common stock are entitled to one vote per share on all matters subject to shareholder vote. The common stock has no cumulative, preemptive or other subscription rights. All of the presently issued shares of common stock are fully paid and non-assessable. The Board of Directors may declare dividends payable to holders of common stock out of legally available funds. If the Company is liquidated or dissolved, holders of shares of common stock will be entitled to share ratably in any assets of the Company remaining after satisfaction of all of its liabilities. As of December 31, 2013, 9,520,409 shares had been issued to 171 shareholders. The following table sets forth the number of shares of common stock that are beneficially owned as of December 31, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, (iii) all officers and directors as a group and (iv) all officers and directors and each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as a group. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

                                                         Amount/Nature
                                               Title     of Beneficial  Percent
Name of Beneficial Owner                       of Class  Ownership(1)   of Class
--------------------------------------         --------  -------------  --------
Chris Hymel, Director/Officer(2,4)             Common      4,390,013      46.4%
Ray and Tricia Corkran(3,4)                    Common        821,250       8.7%
Malcolm Skolnick, Director/Officer(2,4)        Common        291,834       3.1%
Ron Stubbers, Director/Officer(2,4)            Common        261,250       2.8%
Karl Zercoe, Director(2,4)                     Common        256,250       2.7%
Richard C. Seltzer, Director(2)                Common         98,000       1.0%

Officers/Directors as a group (5 total)        Common      5,297,347      56.0%
Officers/Directors, >5% Shareholders (6 total) Common      6,111,597      64.4%

(1) Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power. The indication herein, regarding beneficial ownership, is not an admission, on the part of the stockholder, that he, she or it is a direct or indirect beneficial owner of those shares.
(2) The address for all Directors/Officers: 2520 CR 81, Rosharon, TX  77583
(3) The address for the Corkrans: 321 Grand Ranch Lane, Friendswood, TX 77546
(4) Includes shares held by spouses and minor children.
(5) The percent of class is based on 9,520,409 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company owes its President, Chris M Hymel, $118,406 as of December 31, 2013, in the form of an unsecured loan. The note is due on demand and carries a simple interest of 2.5% per quarter. The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. The Company obtained rights to the intellectual property though an assignment agreement with its President (discussed in greater detail in Note B - Intellectual Property on Page XX (F8, of the Financial Statements and Supplementary Information).

Other than the President's compensation and related transactions, discussed previously, since the company's inception, there has not been, nor is there currently proposed, any transaction or series of similar transactions with related parties to which the Company was or will be a party:

  1) In which the amount involved exceeds $120,000; and
  2) In which any director, executive officer, shareholder who beneficially owns 5% or more of SAI common stock, or any member of their immediate family, had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE The Company has not established its own definition for determining whether its directors and nominees for directors are 'independent' nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. However, as determined by the NASDAQ listing standards, one of the Company's current directors, Mr. Zercoe, is considered independent as he is not an Officer of the Company, receives no compensation for services other than as a director and owns less than 5% of the issued and outstanding shares of the Company.


Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2013, we incurred approximately $13,198 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and suplementary information for years ended December 2013, 2012 and 2011 and for the reviews of for the quarters ended September 31, 2013 and 2012, June 30, 2012 and 2013 and March 30, 2013 and 2012.

                                    PART IV
Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

Exhibit 32.1: Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 5, 2014
SIGNAL ADVANCE, INC.


                                           By: /s/ Chris M. Hymel




                                            Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE                 TITLE                               DATE
-----------------------   -------------------------------     ----------------

/s/ Chris M. Hymel        Member, Board of Directors,         March 5, 2014
Chris M. Hymel            President and Treasurer
                          (Principal Executive, Financial
                           and Accounting Officer)


/s/ Malcolm H. Skolnick   Member: Board of Directors,         March 5, 2014
Malcolm H. Skolnick       Secretary


/s/ Richard C. Seltzer    Member of the Board of Directors    March 5, 2014
Richard C. Seltzer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act


As of the date of filing of this report, no annual report or proxy material has been sent to security holders. An annual report and/or proxy material will be furnished to security holders subsequent to the filing of the annual report of this Form and the registrant shall furnish copies of such material to the Commission when it is sent to security holders.