Form 10-K/A
period 2013-12-31
Signal Advance Inc
filed 2014-03-17
CIK 1545061

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

                                 Amendment No. 1


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



                               EXPLANATORY NOTE

Signal Advance, Inc. (the "Company") is filing this Amendment No. 1 (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (the Original Form 10-K), as originally filed with the Securities and Exchange Commission on March 5, 2014. This Form 10-K/A, which replaces in its entirety the Original Form 10-K, is being filed solely for the purpose of correcting minor typographical and other formatting errors found in the Original Form 10-K. The XBRL files are not being included as there were no revisons the financial data therein.

This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures or forward-looking statements made in the Original Form 10-K.

TABLE OF CONTENTS


                                    PART I

   ITEM  1     Description of Business....................................4
   ITEM  1A    Risk Factors...............................................8
   ITEM  2     Description of Property....................................8
   ITEM  3     Legal Proceedings..........................................8
   ITEM  4     Submission of Matters to a Vote of Security Holders........8

                                    PART II

   ITEM  5     Market for Common Equity and Related Stockholder Matters...9

   ITEM  6     Selected Financial Data...................................10
   ITEM  7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................10
   ITEM  7A    Quantitative and Qualitative Disclosures about
                Market Risk..............................................14
   ITEM  8     Financial Statements and Supplementary Data...............14
   ITEM  9     Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure...................27
   ITEM  9A(T) Controls and Procedures...................................27

                                    PART III

   ITEM 10     Directors, Executive Officers, Promoters and Control
                Persons of the Company...................................29
   ITEM 11     Executive Compensation....................................31
   ITEM 12     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...............30
   ITEM 13     Certain Relationships and Related Transactions............33
   ITEM 14     Principal Accountant Fees and Services....................33

                                    PART IV

   ITEM 15     Exhibits..................................................33

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

OVERVIEW: Signal Advance, Inc. (SAI) is a technology development firm that has been developing its proprietary Signal Advance Technology (SAT) which may significantly reduce signal detection delays associated with a variety of physical sensors and thereby improve performance in control, intervention and signal transmission systems. The Company has developed and tested SA circuit designs and discrete circuit prototypes for a range of signals.

CHALLENGE: In interventional medical devices or non-medical responsive control and signal transmission systems, delays in detection, processing and response to various signals negatively affects overall performance. For certain types of biomedical signals (e.g. heart, brain) the greater the delay in responding to anomalous signals, the more difficult it is to successfully intervene in order to contain or limit a pathological process such as cardiac fibrillation or an epileptic seizure. The earlier the intervention is initiated, the greater the probability of success. In non-medical applica-tions (e.g. industrial process, equipment, engine control, military), control response signal transmission delays impact performance effecting safety, product yield, fuel efficiency and waste/emissions. In military applications, signal detection and response delays affect reaction effectiveness.

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

MARKET: SAI identified multiple classes of sensors with signal characteris-tics which may be suitable for the application of SAT, and thus, a variety of potential licensing targets. The markets/industries include medical (e.g. cardiac rhythm management, neurostimulation) and commercial, industrial, communications, transportation and military applications (e.g. process control, signal transmission, engine control, vehicular/flight control, accident avoidance, and weaponry).

In interventional medical devices, SAT could reduce response delays, and improve performance. The improved performance translates directly to increased value, providing a significant opportunity for revenue generation. Examples of non-medical applications include transportation, in which SAT could improve accident avoidance, safety/security, engine performance and vehicular control, and thus improve fuel economy and save lives. In high performance aircraft engines, SAT might increase stability, reduce stall margins - improving performance and fuel efficiency. Industrial examples include improved compressor performance and increased petrochemical yields. In military applications, SAT could enhance response effectiveness

The addressable markets are estimated to be in the billions of dollars. As with any new or disruptive technology, recognition and acceptance will gain momentum over time.

INTELLECTUAL PROPERTY: The following table lists the patent applications and issued patents:

   Patent Office       Patent or Appl. No.           Status
  ----------------    --------------------------    --------------------
   United States       8452544                       Issued May 2013
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

SAI has initiated collaborations with private entities and research institu-tions to protect its intellectual property, further develop/refine SAT, embody in microelectronics (integrated circuitry), and test for improved performance in biomedical applications by the use of SAT. The collaborations terms are not yet established, however, the company expects to assume the costs to develop/refine SAT and its microelectronic implementation as well as intellectual property protection. Collaborations related to the use of SA technology in specific biomedical applications are likely to be funded through research grants or take the form of joint ventures.

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

- Commercial: SAI was awarded first place in the 2011 Goradia Innovation Prize competition. The selection was based on the: 1) commercial potential of the technology, 2) soundness of the business plan, 2) potential for job growth within the region, and 4) likelihood of significant long-term success.

- Innovation: The Intellectual Property Section of the Oklahoma Bar Assoc-iation named Dr. Chris Hymel, the company's president, the 2012 Innovator of the Year for his development work on Signal Advance technology.

REVENUE GENERATION: The Company plans to continue to refine and develop SAT, demonstrate improved performance in targeted applications, pursue related intellectual property protection and begin to commercialize the technology through licensure. The Company is still developing and refining its pro-prietary technology, thus, SAI has not yet sold any products or licensed the technology. The company is not yet profitable, currently lacks sufficient capital to generate revenue or operate the business in a profitable manner and has not generated sufficient revenues to fund planned R&D, marketing and intellectual protection in the near-term. As such, SAI continues to rely upon capital investment to cover the projected costs of executing the Company's business plan and effectively commercialize its proprietary Signal Advance technology.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to take advantage of the extended transition period, and thus, we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION: There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and charac-terized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of December 31, 2013, no shares of our common stock have traded.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

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

EXPENSES:  Expenses are classified into the following four broad categories:
Depreciation, Intellectual Property Protection, Professional Services, R&D, and Selling, General and Administrative. SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working full-time for the Company. Professional Services includes expenses for accounting, legal, transfer agent and director's fees. The increase seen in expenses during the fiscal years ended December 31, 2013 and 2012 for Professional Services reflect expenses related to the preparation to become registered and reporting with the Securities and Exchange Commission as well as intellectual property (IP) protection. In addition, $1,000,000 in equity was paid to the Company's President (Signal Advance IP inventor) per the terms of the IP assignment agreement following the achievement of the "Notice of Allowability" milestone. Research and Development expenses reflect our on-going efforts related to in scientific, technical and commercial validation.

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

OTHER EXPENSE: Other Expense included ($69) in 2012 from a K-1 issued from a long term investment and impairment "write-down" related to "Available for Sales Securities" of $1,487 and $23,500 for years ended 2012 and 2011.

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

OTHER ASSETS: In fiscal year ended December 31, 2013, 2012 and 2011, signi-ficant resources were applied to intellectual property (IP) acquisition and protection. This includes: 1) installment due per the terms of the assign-ment agreement. 2) responses to preliminary searches and initial office actions resulting from the international filings, 3) preparation/submission of amendments and additional disclosures in the US Patent and Trademark Office (USPTO) as well as the Chinese, European and Mexican patent offices and 4) reviews of, and responses to, office actions by the U.S., Chinese, European and Mexican patent offices and 5) issuance and annual renewal fees. Patents have issued in China (Nov. 2012) and in the US (May 2013).

All costs associated with IP protection have been expensed. IP acquisition and protection costs totaled $58,638 and $121,351, respectively, in years ended December 31, 2012 and 2011, and $1,038,508 the year ended December 31, 2013. Further discussion regarding the intellectual property can be found in Note B - Intellectual Property, starting on page 23 (F8 of the Financial Statements and Supplementary Information).

Results from a single long term investment were discussed previously under 'Other Expense'. Available for sale securities lost most of their value decreasing from $25,000 when acquired in 2011 to $13 by September 30, 2013.

LIABILITIES: Liabilities include a short-term loan from its President totaling $118,406 as of December 31, 2013. Further, a trade payable for compensation due the Company president, of $120,000 at year-end 2011 was converted to equity in 2012.

SHAREHOLDERS' EQUITY: Accumulated deficit totaled $4,233,452, $3,057,721 and $4,145,313 for years ended December 31, 2011, 2012 and 2013, respectively. In 2011, following shareholder approval, the board executed a one for four (1/4) reverse split of the common stock. The shares issued and outstanding as of December 31, 2011, 2012 and 2013, totaled 8,111,409, 8,403,659 and 9,520,409, respectively.

OFF-BALANCE SHEET TRANSACTIONS: There are no off-balance sheet items, all transactions are in U.S. dollars, and SAI is not currently subject to currency fluctuations or similar market risks.

                       SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid invest-ments purchased with an original maturity of three months or less to be cash equivalents.

AVAILABLE FOR SALE SECURITIES: The Company holds certain investments that are treated as available-for-sale securities and stated at their fair market values. All investments are available for current operations and are classi-fied as other assets in the balance sheet. Realized gains and losses are determined by the specific identification method and are included in 'Other Income (Loss)' in the income statement.

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

INCOME TAXES: The Company takes an asset and liability approach to financial accounting and reporting for income taxes. Differences between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization.
As of December 31, 2013, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

CONCENTRATIONS OF CREDIT RISK: Financial instruments which may subject the Company to significant concentrations of credit risk consist primarily of investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities can occur in the near term and that such change could materially affect the amounts reported in the financial statements.

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

Existing working capital, further advances, debt instruments, and firm commitments are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrange-ments. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: i) technology development, ii) marketing and commercialization, and iii) intellectual property protection. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Also, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.


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

Very truly yours,



Bobby J. Hutton
Certified Public Accountant

Fort Worth, Texas
January 28, 2014






                                                                          F 1

                             Signal Advance, Inc.
                               Balance Sheets
                     As of December 31, 2013, 2012, 2011



                                            2013         2012         2011
                                        -----------  -----------  -----------
ASSETS

  Current Assets
    Cash                                    11,497        8,110       12,918
                                        -----------  -----------  -----------
  Total Current Assets                      11,497        8,110       12,918
  Fixed Assets (net accumulated
     depreciation) - Note D                  3,924        4,607        8,887
  Available for Sale Securities                 13           13        1,500
     - Note C

  Long-Term Investments                     21,438       21,438       21,369
                                        -----------  -----------  -----------
TOTAL ASSETS                                36,871       34,167       44,674
                                        ===========  ===========  ===========

LIABILITIES & EQUITY

Liabilities
 Loan from Shareholder - Note F            118,406       31,303       33,269
 Trade Payable - Note G                          0            0      120,000
                                        -----------  -----------  -----------
  Total Liabilities                        118,406       31,303      153,269

 Shareholders' Equity
  Common Stock - $0 par value - Note J
    -shares issued and outstanding
       9,520,409, as of Dec. 31, 2013
       8,403,659, as of Dec. 31, 2012
       8,111,409, as of Dec. 31, 2011

  Paid-in Capital in excess of par
    Cash                                   667,101      667,101      603,851
    Services/Assets                      3,509,732    2,392,982    2,163,982
                                        -----------  -----------  -----------
  Total Capital Investment               4,176,834    3,060,084    2,767,834


  Retained Earnings (Accum. Deficit)    (3,057,220)  (2,876,429)  (2,692,255)
  Net Income                            (1,201,149)    (180,790)    (184,174)

    Total Shareholders' Equity             (81,535)       2,864     (108,595)

TOTAL LIABILITIES & EQUITY                  36,871       34,167       44,674
                                        ===========  ===========  ===========





                 See Accompanying Notes and Accountant's Report           F 2

                              Signal Advance, Inc.
        Statements of Income and Retained Earnings (Accumulated Deficit)
                  Years Ended December 31, 2013, 2012, 2011

                                            2013         2012         2011
                                        -----------  -----------  -----------
Ordinary Income/Expense

 Revenues
   Consulting                                    0        4,025       45,000
   Other Income                              2,350        6,288       35,000
                                        -----------  -----------  -----------
     Total Revenues                          2,350       10,313       80,000

 Cost of Sales                                   0            0            0
                                        -----------  -----------  -----------

 Gross Profit                                2,350       10,313       80,000

 Expenses

   General, Selling & Administrative        44,274       30,239       34,035

   Depreciation                              2,707        5,292        8,051
   Intellectual Property - Note B        1,038,508       58,638      121,351
   Professional Services                    92,009       62,517       32,237
   Research & Development                   26,000       33,000       45,000
                                        -----------  -----------  -----------
 Total Expenses                          1,203,499      189,685      240,674

     Net Ordinary Income                (1,201,149)    (179,372)    (160,674)

 Other Income/(Expense)

   Adjustment of Impairment - Note C             0        1,487       23,500
   Gain/(Loss) on Equity Investment              0         (69)           0

                                        -----------  -----------  -----------
 Total Other Income/(Expense)                    0        1,418       23,500

     Net Income                         (1,201,149)    (180,790)    (184,174)
                                        ===========  ===========  ===========













                See Accompanying Notes and Accountant's Report            F 3

                            Signal Advance, Inc.
                          Statement of Cash Flow
                 Years Ended December 31, 2013, 2012, 2011

                                            2013         2012         2011
                                        -----------  -----------  -----------
  OPERATING ACTIVITIES
    Net Income                          (1,201,149)    (180,790)    (184,174)
    Adjustments to reconcile Net
     Income to net cash provided by
     operations:
        Accounts Receivable                      0            0          109
        Depreciation                         2,707        5,292        8,051
        Non-Cash Expenses:
          Intellectual Property
            assigned in exchange
            for equity                   1,000,000            0            0
          Services rendered in
            exchange for equity            116,750      229,000       66,667
                                        -----------  -----------  -----------
  Net cash provided by
    Operating Activities                   (81,692)      53,501     (109,347)

  INVESTING ACTIVITIES
     Fixed Assets (Cost/Basis)              (2,024)      (1,012)        (607)
     Available for Sale Securities               0        1,487       (1,500)
     Long-Term Investments                       0          (69)           0
                                         -----------  -----------  -----------
  Net cash provided by
    Investing Activities                    (2,024)         407       (2,107)

  FINANCING ACTIVITIES
    Capital Investment
      (Common Stock Sales)                       0       63,250       10,000
    Loan from Shareholder                   87,103       (1,966)      (8,005)
    Trade Payable                                0     (120,000)     120,000
                                        -----------  -----------  -----------
  Net cash provided by
    Financing Activities                    87,103      (58,716)     121,995

 Net cash increase for period                3,387       (4,808)      10,540
                                        -----------  -----------  -----------
 Cash at beginning of period                 8,110       12,918        2,378

Cash at end of period                       11,497        8,110       12,918
                                        ===========  ===========  ===========

 Supplemental Disclosures

    Interest Expense                         8,901        2,704        3,942
                                        ===========  ===========  ===========





                See Accompanying Notes and Accountant's Report            F 4

                            Signal Advance, Inc.
               Statement of Changes in Shareholders' Equity
                 Years Ended December 31, 2013, 2012, 2011

                   Common Stock     Additional  Net Other                   Total
                ------------------  Paid-in     Comprehensive  Accumulated  Shareholders'
                 Shares    Amount   Capital     Gain/(Loss)    Deficit      Equity
                --------- --------  ----------  -------------  -----------  -------------

Balance as of
Dec.1, 2010     8,081,409      -     2,691,167            -    (2,692,255)        (1,088)

Shares Issued      30,000      -        76,667            -            -          76,667

Net Other
Comprehensive
Gain(Loss)            -        -           -         (23,500)          -         (23,500)

Net Loss              -        -           -              -      (160,675)      (160,675)

Treasury Stock        -        -           -              -            -              -
                --------- --------  ----------  -------------  -----------  -------------
Balance as of
Dec. 31, 2011   8,111,409      -     2,767,834       (23,500)  (2,852,930)      (108,596)

Shares Issued     292,250      -       292,250            -            -         292,250

Net Other
Comprehensive
Gain(Loss)            -        -           -          (1,417)          -          (1,418)

Net Loss              -        -           -              -      (179,373)      (179,373)

Treasury Stock        -        -           -              -            -              -
                --------- --------  ----------  -------------  -----------  -------------
Balance as of
Dec. 31, 2012   8,403,659      -     3,060,084       (24,917)  (3,032,303)         2,863

Shares Issued   1,116,750      -     1,116,750            -            -       1,116,750

Net Other
Comprehensive
Gain(Loss)            -        -           -              -            -              -

Net Loss              -        -           -              -    (1,201,149)    (1,201,149)

Treasury Stock        -        -           -              -            -              -
                --------- --------  ----------  -------------  -----------  -------------
Balance as of
Dec. 31, 2013   9,520,409      -    4,176,834        (24,917)  (4,233,452)       (81,536)
                ========= ========  ==========  =============  ===========  =============







  - Note J




                See Accompanying Notes and Accountant's Report            F 5

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION: Signal Advance, Inc. (the Company)is currently conducting operations. Signal Advance, Inc., incorporated in Texas on June 4, 1992, is an engineering product and procedure development and consulting firm focused on the development of applications for emerging technologies. The Company has significant experience in computer technology, distributed information systems, and data acquisition and analysis systems, medical education, intellectual property protection and medical-legal liti-gation support. The Company has focused its resources on the improvement of signal detection systems through the development and refinement of its proprietary "Signal Advance" technology which has potential application in a wide range of medical applications, as well as applications outside of biomedicine.

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









    Accompanying Notes are an Integral Part of the Financial Statements  F 6

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

Combined License/Consulting Revenue - in certain circumstances the license agreement will also include consulting services to facilitate the use of the Company's IP, in which case the arrangement may include multiple deliver-ables. If the client is dependent on the consulting services of the Company to bring value to the license then the license and consulting services will be considered a single unit of accounting. If, however, the license has value

  Accompanying Notes are an Integral Part of the Financial Statements    F 7
to the client, independent of the consulting services provided by the Company, then each deliverable has value on a standalone basis. As such each delivered item or items shall be considered a separate unit of accounting.

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

GOING CONCERN: The Company is currently conducting operations. However, it has not yet generated sufficient operating revenue to fund its development activities to date. As such, the Company has have relied on funding by the Company's President and the sale of its common stock. There is a substantial doubt that the Company will generate sufficient revenues in future years to meet its operating cash requirements. Accordingly, the Company's ability to continue operations in the short-term depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This could raise doubt as to its ability to continue as a going concern.
The financial statements do not include any adjustments that might result from this uncertainty.

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












   Accompanying Notes are an Integral Part of the Financial Statements    F 9

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

   Accompanying Notes are an Integral Part of the Financial Statements   F 10

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

























               See Accompanying Notes and Accountant's Report            F 12

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9A(T). Controls and Procedures

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the prep-aration of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate. Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria established in 'Internal Control - Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

BIOGRAPHIES:

Chris M. Hymel, Ph.D. (President/Treasurer, Director): served as a director and its President and Treasurer since its inception. Dr. Hymel previously founded a computer systems/networking consulting and development firm and, later, a medical-legal firm which developed over 60 animations used in liti-gation support. He also served on the board of a non-profit corporation through 2009. Professional experience also includes technology development at the University of Texas, Neurophysiology Research Center, including the development of proprietary neurostimulation, signal generation and data acquisition systems, and control systems engineering for Shell Oil & Shell Development Companies and Johnson Controls, Inc. Dr. Hymel holds a doctorate in biomedical sciences from the University of Texas Health Science Center, Houston as well as bachelors and masters degrees in electrical engineering from Texas A&M University. Dr. Hymel holds multiple patents and has authored a number of scientific / technical publications. Dr. Hymel developed the propietary Signal Advance technology and successfully demonstrated temporally advanced detection of a range of analog (including bioelectric) signals in his doctorate research completed at the University of Texas Health Science Center in August 2010.

Malcolm Skolnick (Secretary, Director): Dr. Skolnick received his Ph.D. in physics from Cornell University and J.D. from the University of Houston Law Center. He retired in 2008 after ten years as a Director, President/CEO of CytoGenix, Inc., a publicly traded, development stage biotechnology firm in Houston Texas. Prior to joining CytoGenix, Dr. Skolnick, a tenured professor, held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health of the University of Texas Health Science Center (UTHSC), Houston. In addition to his service as a Department Chair in the Medical School and professorial duties, Dr. Skolnick directed the UTHSC Office of Technology Management, overseeing the Univer-sity's activities in protecting and licensing its technology portfolio. He also headed the Neurophysiology Research Center and served as the principal investigator of several clinical trials in pain management, smoking cessation and reduction of withdrawal symptoms in drug addiction. Dr. Skolnick also serves as Director and Vice President of the Southwest Health Technology Foundation, Resolution Forum, Inc., Responsible Community Design Internation-al, Inc., and Hudson Forest Homeowners' Association. He has served as an expert witness in intellectual property, product liability, and accident reconstruction matters. Dr. Skolnick is a registered patent attorney, patented inventor and is licensed to practice law in the State of Texas. In addition to his service on various corporate boards, since his retirement from CytoGenix, Inc., he has been active in patent prosecution and licensing for selected clients and has been an invited lecturer at several local universities.

Ron A, Stubbers (Vice-President, Director): Mr. Stubbers has been developing and manufacturing electronic biomedical devices for over 20 years, much of it while VP of Engineering and VP of Operations for Neuroscan, Inc. and its suc-cessor Compumedics, USA from 1991-2003, and aDEPtas, Inc. and its successor InGeneron, Inc. from 2004-Present. His experience includes development and production of medical devices ranging from neurostimulation systems to EEG acquisition and analysis systems. He has also worked in the areas of product design and manufacturing engineering, quality, regulatory and technical sup-port for startup companies. Mr. Stubbers has managed corporate ISO/EN/QSR quality management systems requirements and compliance and European CE and FDA 510K Class II as well as other regulatory approvals for world-wide medical device distribution. Mr. Stubbers received his bachelor's degree in electrical engineering from the University of Idaho in 1985, completed graduate coursework at the University of Texas, Graduate School of Biomedical Sciences and at Rice University, and completed his MBA at the University of Houston (2013).

Richard C. Seltzer (Director): Mr. Seltzer received his J.D. from South Texas College of Law in 1981 and his LL.M. in Taxation from the University of Florida in 1982. Mr. Seltzer has been in private practice for more than thirty years representing both established and startup businesses in mergers and acquisitons, financial and tax issues, contractual matters, shareholder disputes, real estate acquisitions and general business litigation in Texas State Courts. His practice includes arranging viable capital infusions for ongoing businesses, negotiating business and real estate related contracts. He has handled the licensing of proprietary information for a non-profit organization in Texas. He also continues to successfully represent numerous taxpayer corporations and individuals before the Internal Revenue Service, including both its Appellate and Collection Divisions as well as representing taxpayers for matters filed with the U.S. Tax Court. For more than fifteen years Mr. Seltzer has been a frequent invited speaker covering general business topics at the People's Law School in conjunction with the University of Houston Law School. He is also an approved mediator in the State of Texas having received his certification in 2008.

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

AUDIT COMMITTEE: We do not have an audit committee financial expert, as the cost of retaining a financial expert at this time is prohibitive. Further, our President has the requisite financial experience/knowledge, thus, we believe the services of a financial expert are not currently warranted.

SIGNIFICANT EMPLOYEES: We have no employees other than our directors and officers of which only the President/Treasurer devotes full time to company matters. Others devote time as needed. We intend to hire staff as needed.

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

SUMMARY COMPENSATION TABLE:

                                                                                       Non-Qualified
                                                    Stock              Non-Equity      Deferred       All Other
                           Year or                  Awards    Options  Incentive Plan  Compensation   Compensation
Name         Position      Period   Salary  Bonus    (1)      Awards   Compensation    Earnings           (2)       Total
-----------  ----------    -------  ------  ------  --------  -------  --------------  -------------  ------------  --------
Chris Hymel  Pres/Treas      2011     -0-     -0-   $120,000    -0-          -0-            -0-            $5,630   $125,630

Chris Hymel  Pres/Treas      2012     -0-     -0-   $108,000    -0-          -0-            -0-            $4,683   $112,683

Chris Hymel  Pres/Treas      2013     -0-     -0-   $108,000    -0-          -0-            -0-            $4,078   $112,078

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

There are no employment contracts, compensatory plans or arrangements (except as referenced above for the Company President), including payments to be received from the Company with respect to any executive officer or director of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employ-ment with the Company or its subsidiaries, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company. Nor are there any agreements or understandings for any director or officer to resign at the request of another person. None of the Company's directors or executive officers is acting on, or will act, at the direction of any other person.

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

As of December 31, 2013, 9,520,409 shares had been issued to 171 sharehold-ers. The following table sets forth the number of shares of common stock that are beneficially owned as of December 31, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, (iii) all officers and directors as a group and (iv) all officers and directors and each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as a group. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

                                                    Amount/Nature
                                          Title     of Beneficial  Percent
Name of Beneficial Owner                  of Class  Ownership(1)   of Class
--------------------------------------    --------  -------------  --------
Chris Hymel, Director/Officer(2,4)        Common      4,390,013      46.4%
Ray and Tricia Corkran(3,4)               Common        821,250       8.7%
Malcolm Skolnick, Director/Officer(2,4)   Common        291,834       3.1%
Ron Stubbers, Director/Officer(2,4)       Common        261,250       2.8%
Karl Zercoe, Director(2,4)                Common        256,250       2.7%
Richard C. Seltzer, Director(2)           Common         98,000       1.0%

Officers/Directors as a group             Common      5,297,347      56.0%
   (5 total)
Officers/Directors, >5% Shareholders      Common      6,111,597      64.4%
   (6 total)

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

DIRECTOR INDEPENDENCE The Company has not established its own definition for determining whether its directors and nominees for directors are 'indepen-dent' nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. However, as determined by the NASDAQ listing standards, one of the Company's current directors, Mr. Zercoe, is considered independent as he is not an Officer of the Company, receives no compensation for services other than as a director and owns less than 5% of the issued and outstanding shares of the Company.


Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2013, we incurred approximately $13,198 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and supplementary information for years ended December 2013, 2012 and 2011 and for the reviews of for the quarters ended September 31, 2013 and 2012, June 30, 2012 and 2013 and March 30, 2013 and 2012.

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



Dated: March 17, 2014
SIGNAL ADVANCE, INC.


                                       By: /s/ Chris M. Hymel




                                        Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE                 TITLE                               DATE
-----------------------   -------------------------------     ---------------

/s/ Chris M. Hymel        Member, Board of Directors,         March 17, 2014
Chris M. Hymel            President and Treasurer
                          (Principal Executive, Financial
                           and Accounting Officer)


/s/ Malcolm H. Skolnick   Member: Board of Directors,         March 17, 2014
Malcolm H. Skolnick       Secretary


/s/ Richard C. Seltzer    Member of the Board of Directors    March 17, 2014
Richard C. Seltzer

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