Form 10-Q
period 2014-03-31
Signal Advance Inc
filed 2014-05-05
CIK 1545061

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one)

      Large accelerated filer  [ ]          Accelerated filer          [ ]
      Non-accelerated filer    [ ]          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2013, the registrant had 9,662,409 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2013.

                                 TABLE OF CONTENTS

                                      PART I

   ITEM  1     Financial Statements and Supplementary Data....................4

   ITEM  2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................15

   ITEM  3     Quantitative and Qualitative Disclosures about
                Market Risk..................................................19

   ITEM  4     Controls and Procedures.......................................19


                                      PART II

   ITEM  1     Legal Proceedings.............................................21

   ITEM  1A    Risk Factors..................................................21

   ITEM  2     Unregistered Sales of Equity Securities and Use of Proceeds...21

   ITEM  3     Defaults Upon Senior Securities...............................21

   ITEM  4     Mine Safety Disclosures.......................................21

   ITEM  5     Other Information.............................................21

   ITEM  6     Exhibits......................................................22

                                    PART I

ITEM 1.  Financial Statements and Supplementary Data


                               SIGNAL ADVANCE, INC.

                FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                 Interim Three Month Period Ended March 31, 2014


TABLE OF CONTENTS                                                       Page No.

ACCOUNTANT'S REPORT.......................................................F 1

FINANCIAL STATEMENTS

    Balance Sheet.........................................................F 2

    Statements of Income and Retained Earnings (Accumulated Deficit)......F 3

    Statement of Cash Flows...............................................F 4

    Notes to Financial Statements.......................................F 5-9

  SUPPLEMENTARY INFORMATION

    Schedule of General, Selling and Administrative Expenses.............F 10

Bobby J. Hutton
Certified Public Accountant
4824 Courtside Drive
Fort Worth, TX 76133

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors
Signal Advance, Inc.
2520 CR 81
Rosharon, TX  77583

We have reviewed the accompanying balance sheet of Signal Advance, Inc. (A Texas Corporation) as of the interim three month period ended March 31, 2014 and, and the related statements of income and retained earnings (accumulated deficit) and cash flows the interim three month period ended March 31, 2014. The financial statements are the responsibility of management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A in the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.





Very truly yours,

/s/ Bobby J. Hutton

Bobby J. Hutton
Certified Public Accountant

Fort Worth, Texas
April 25, 2014







                                                                             F 1

                               Signal Advance, Inc.
                                  Balance Sheets
                     As of March 31, 2014 and December 31, 2013
                                   (Unaudited)







Mar 31, 2014

Dec 31, 2013
                                                    ------------    ------------
ASSETS
  Current Assets
    Cash or Cash Equivalent
                              28,492          11,497
                                                    ------------    ------------
  Total Current Assets                                   28,492          11,497

  Fixed Assets
    Cost/Basis                                          126,467         125,807
    Depreciation                                       (122,299)       (121,884)
                                                    ------------    ------------
  Total Fixed Assets                                      4,169           3,924

  Other Assets
    Available for Sale Securities - Note C                    0              13
    Long-Term Investments                                21,438          21,438
                                                    ------------    ------------
  Total Other Assets                                     21,438          21,451
                                                    ------------    ------------
TOTAL ASSETS                                             54,099          36,871
                                                    ============    ============


LIABILITIES & EQUITY
  Liabilities


    Loan from Shareholder - Note F          36,807         118,406
                                                    ------------    ------------
  Total Liabilities                                      36,807         118,406

  Shareholders' Equity







    Common Stock - $0 par value
      - shares issued and outstanding
          9,662,409, as of Mar. 31, 2014
          9,520,409, as of Dec. 31, 2013

    Capital Investment
      Cash                                              709,101         667,101
      Services/Assets                                 3,609,732       3,509,732
                                                    ------------    ------------
    Total Capital Investment                          4,318,834       4,176,834

    Retained Earnings                                (4,258,368)     (3,057,220)
    Net Income                                          (43,174)     (1,201,149)
                                                    ------------    ------------
  Total Equity                                           17,292         (81,535)
                                                    ------------    ------------
TOTAL LIABILITIES & EQUITY                               54,099          36,871

                  See Accompanying Notes and Accountant's Report             F 2

                               Signal Advance, Inc.
                  Statements of Income and Expense Distribution
            Interim Three Month Periods Ended March 31, 2014 and 2013
                                   (Unaudited)


                                                 Jan-Mar, 2014     Jan-Mar, 2013
                                                 -------------     -------------
  Ordinary Income/Expense
      Income
        Other Income
0                 0
                                                 -------------     -------------
      Total income                                          0                 0
                                                 -------------     -------------
    Gross Profit                                            0                 0
                                                 -------------     -------------

      Expense
        General, Selling & Administrative               8,642            13,788
        Intellectual Property Protection -Note B        7,418             5,575
        Professional Services                          22,686             1,846
        Research and Development                        4,000                 0
        Depreciation                                      415               677
                                                 -------------     -------------
      Total Expense                                    43,161            21,886
                                                 -------------     -------------
    Net Ordinary Income                               (43,161)          (21,886)

    Other Income/Expense
      Other Expense
        Available for Sale Securities - Note C
             13                 0
                                                 -------------     -------------
    Total Other Expense                                    13                 0
                                                 -------------     -------------
  Net Other Income                                        (13)                0
                                                 -------------     -------------
NET INCOME                                            (43,174)          (21,886)
                                                 =============     =============

                  See Accompanying Notes and Accountant's Report             F 3

                               Signal Advance, Inc.
                             Statements of Cash Flow
            Interim Three Month Periods Ended March 31, 2014 and 2013
                                   (Unaudited)

                                                 Jan-Mar, 2014     Jan-Mar, 2013
                                                 -------------     -------------
    OPERATING ACTIVITIES
      Net Income                                      (43,174)          (21,886)
      Adjustments to reconcile Net Income
      to net cash provided by operations:
        Depreciation                                      415               677
        Non-Cash Expenses:
          Services Rendered in
          Exchange for Equity                         100,000                 0
                                                 -------------     -------------
      Net cash provided by Operating Activities        57,241           (21,209)

    INVESTING ACTIVITIES
      Fixed Assets (Cost/Basis)                          (660)           (1,520)
      Available for Sale Securities                        13                 0
                                                 -------------     -------------
    Net cash provided by Investing Activities            (648)           (1,520)

    FINANCING ACTIVITIES
      Capital Investment (Sale of Common Stock)        42,000                 0
      Loan from Shareholder                           (81,599)           64,655
                                                 -------------     -------------
    Net cash provided by Financing Activities         (39,599)           64,655

  Net cash increase for period                         16,995            41,925

  Cash at beginning of period                          11,497             8,110
                                                 -------------     -------------
Cash at end of period                                  28,492            50,035


Supplemental Disclosure

  Interest Expense                                        898             2,343

                   See Accompanying Notes and Accountant's Report            F 4

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION: Signal Advance, Inc. (the Company) is currently conducting operations. Signal Advance, Inc., incorporated in Texas on June 4, 1992, is an engineering product and procedure development and consulting firm focused on the development of applications for emerging technologies. The Company has significant experience in computer technology, distributed information systems, and data acquisition and analysis systems, as well as, medical education, intellectual property protection and medical-legal litigation support. The Company has focused its resources on the improvement of signal detection systems through the development and refinement of its proprietary "Signal Advance" technology which has potential application in a wide range of medical applications, as well as applications outside of biomedicine.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

IMPAIRMENT: The Company anticipates amortizing intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortized in-tangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

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

AVAILABLE FOR SALE SECURITIES: The Company holds certain investments that are treated as available-for-sale securities (FASB ASC 320-10-25) and stated at their fair market values. All investments are available for current operations and are classified as other assets in the balance sheet. Unrealized holding gains and losses are included as a component of other comprehensive income
(loss) until realized (FASB ASC 320-35-1). Realized gains and losses are determined by the specific identification method and are included in 'Other Income (Loss)' in the income statement.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred until technological feasibility can be determined (FASB ASC 730-10-25). Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval, marketability, licensing, lease, or sale when the net present value and useful life is able to be determined. Payments made to third parties subsequent to the aforementioned events will be capitalized. Amounts capitalized for such payments will be included in other intangibles, less the net of the accumulated amortization, once their useful lives can be determined.

      Accompanying Notes are an Integral Part of the Financial Statements    F 5

REVENUE RECOGNITION: The Company revenues are generated by: 1) Providing consulting services; 2) Licensing intellectual property; and 3) Providing consulting services to licensees to facilitate implementation. Revenue is not recognized until it is realized or realizable and earned (FASB Concepts State-ment No. 5, Recognition and Measurement in Financial Statements of Business Enterprises, paragraphs 83-84). In accordance with ASC 605, 'Revenue Recogni-tion,' the Company recognizes as revenue the fees charged clients as referenced below because 1) persuasive evidence of an arrangement exists, 2) the fees charged as royalties and/or for services are substantially fixed or determinable during the period in which services are provided or royalties are collected, 3) the company and its clients understand the specific nature and terms of the agreed upon transactions, and 4) collectability is reasonable assured after services have been rendered, or according to a royalty payment schedule.

Consulting Revenue - For revenues generated by providing engineering, scientific and medical/legal consulting services. Services are charged at an hourly rate and clients are charged and revenue is recognized monthly.

License Revenue - As part of the Company's business model and as a result of the company's on-going investment in research and development, the company plans to license and sell the rights to certain of its intellectual property (IP) including internally developed patents, trade secrets and technological know-how. The typical license will call for a non-refundable initiation fee, escalating minimum royalties to be paid before a given product is marketed, and continuing royalties based on gross sales once marketing has begun, confirmed by annual audits. The license will also include a set amount of time for consulting. Licensees will also be required to participate in patent maintenance and defense.

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

Combined License/Consulting Revenue - in certain circumstances the license agreement will also include consulting services to facilitate the use of the Company's IP, in which case the arrangement may include multiple deliverables. If the client is dependent on the consulting services of the Company to bring value to the license then the license and consulting services will be considered a single unit of accounting. If, however, the license has value to the client, independent of the consulting services provided by the Company, then each deliverable has value on a standalone basis. As such each delivered item or items shall be considered a separate unit of accounting (FASB ASC 605-25).

Alternatively, license terms may contain a citation of milestones of achievement by the licensee. Each milestone may be tied to an increase in the minimum royal-ty. For example, biomedical milestones may include completion of animal trials, submission and then approval of 510K applications or pre-market approval by the FDA. Each licensee pursuing a biomedical application will be expected to develop its own clinical data to secure such pre-market notification (510k) or approval. Under these circumstances, the deliverable, or unit of accounting, consideration

     Accompanying Notes are an Integral Part of the Financial Statements     F 6
may be contingent on the substantive achievement of one or more milestones. As such, revenue is recognized in its entirety in the period in which the milestone is achieved (FASB ASC 605-28).

During the Interim three month periods ended March 31, 2013 and the year ended December 31, 2013, the Company recognized no revenue.

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

INCOME TAXES: The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization (FASB ASC 740). As of December 31, 2012, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

GOING CONCERN: The Company is currently conducting operations. However, it has not yet generated sufficient operating revenue to fund its development activities to date. As such, the Company has relied on funding by the Company's President and the sale of its common stock. There is a substantial doubt that the Company will generate sufficient revenues in future years to meet its operating cash requirements. Accordingly, the Company's ability to continue operations in the short-term depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This could raise doubt as to its ability to continue as a going concern. The financial state-ments do not include any adjustments that might result from this uncertainty.

NOTE B - INTELLECTUAL PROPERTY

Intellectual property protection is being pursued for the specifically identifi-able intellectual property (IP) termed Signal Advance technology. The following table lists the patent applications, issued patents and their respective status:
            Patent Office      Patent or Appl. No.  Status
            -----------------  -------------------  -----------------
            United States      8452544              Issued May 2013
            China              ZL 200880015288.2    Issued Nov. 2012
            Europe             EP 08 75 4879.8      Under examination
            Mexico             MX/A/2009/00921      Claims Allowed
            India              3465/KOLNP/2009      Not yet examined

      Accompanying Notes are an Integral Part of the Financial Statements    F 7

Additional patent submissions related to specific applications, SA circuit configurations, and signal processing techniques are in preparation.

The IP derives from an assignment of the IP in the form of a patent application filed with the USPTO as well as any patents which issue as a result of U.S. and related international patent applications.

As ASSIGNEE, the Company is responsible for:

1) funding and executing activities required for any regulatory approval, development, implementation and commercialization;
2) introducing assigned products which incorporate the patent pending or patented technology to the commercial market;
3) make its best efforts to:
     a) develop and market assigned products and services, and
     b) increase and extend the commercialization of assigned products, and
4) commence the advertising and marketing assigned products not later than 24 months following the granting of the patent.

The assignment was privately negotiated between the Company's President, Dr. Hymel (Assignor) and the remaining members of the board of directors for the Company (Assignee). Consideration to acquire the IP rights, in the form of equity (specifically 1,525,000 shares of SAI common stock, to date) was expensed as the assignment is considered a transaction between entities under common control (FASB ASC 805-50-30-5,6). The value of the common stock issued in ex-change for the equity was based on the most recent private sales of stock (FASB ASC 505-50-30-6). In addition, royalties are payable to Assignor on net sales and/or license fees as follows: a) <$10M: 6%; b) $10-$25M: 8%, and c)>$25M: 10%. Assignor's remedy for non-payment is the termination of the assignment.

The costs incurred in acquiring the assignment of the Signal Advance IP as well as the pursuit of domestic and international patent and trademark protection are expensed (included as "Intellectual Property" under expenses on the Statements of Income and Retained Earnings (Accumulated Deficit)) for the the interim three month periods ended March 31, 2014, and 2013. These costs include expenses to prepare and prosecute patent applications and protect the IP, include filing and issuance fees, fees for consultants, experts, advisors, patent attorneys, including foreign associates, patent applications, claims and other amendments, responses to office actions, etc. Any patent infringement case may hinder the Company's ability to generate revenues.

NOTE C - AVAILABLE FOR SALE SECURITIES

Cost and fair value of available for sale securities (acquired Jan. 10, 2011) as of March 31, 2014 are as follows:
                                         Cost     Gross Gain(Loss)    Fair Value
                                        -------   ----------------    ----------
Equity Securities Available for Sale    $25,000
      (25,000)             -0-

NOTE D - EQUIPMENT

Property and equipment as of March 31, 2104 and December 31, 2013 are summarized as follows:

     Accompanying Notes are an Integral Part of the Financial Statements    F 8

                                    Mar. 31, 2014    Dec. 31, 2013
                                    -------------    -------------
           Cost/Basis                   126,467          125,807
           Depreciation                (122,299)        (121,884)
                                    -------------    -------------
           Total Fixed Assets             4,169            3,924

Depreciation expense during the interim periods ended March 31, 2014 and 2013 were $415 and $677, respectively.

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

NOTE G - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. The following is a schedule of future minimum payments for 4 years under the above operating lease as of the year ended December 2013.
                           Year      Amount
                          ------    -------
                           2014     $ 8,400
                           2015       8,400
                           2016       8,400
                           2017       8,400
                          ------    -------
                          Total:    $33,600

Rental expense amounted to $2,100 for the interim three month periods ended March 31, 2014 and 2013.

      Accompanying Notes are an Integral Part of the Financial Statements    F 9

SUPPLEMENTAL INFORMATION

                               Signal Advance, Inc.
             Schedules of General, Selling and Administrative Expenses Interim Three Month Periods Ended March 31, 2014 and 2013
                                  (Unaudited)


                                            Jan-Mar, 2014   Jan-Mar, 2013
                                            -------------   -------------
             Automobile Expense                      0           3,085
             Bank Service Charges                  106              35
             Employee Benefits                   1,641               0
             Fees/Licenses                         300               0
             Insurance                             215             300
             Interest Expense                      898           2,343
             Maintenance and Repairs                94              39
             Marketing/Advertising                 250             250
             Meals/Entertainment                   381             111
             Office Supplies                        47             401
             Postage and Delivery                  128              79
             Rent - Note G                       2,100           2,100
             Telephone                             300             450
             Travel                              1,219           3,280
             Utilities                             962           1,316
                                            -------------   -------------
             Total Expense                       8,642          13,788

                  See Accompanying Notes and Accountant's Report            F 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial state-ments, including the notes thereto, appearing elsewhere in this annual report. This report may contain forward-looking statements which relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Unless the context requires otherwise, the terms 'Company,' 'SAI,' 'SA,' 'we,' 'our,' and 'us' refer to Signal Advance Inc., a Texas corporation formed on June 4, 1992. Our audited financial statements are stated in United States Dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.


                            RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our auditors have issued a going concern opinion as the Company has generated insufficient revenues to fund planned R&D, marketing and intellectual protec-tion in the near-term. SAI will continue to rely on capital investment to cover the projected costs to execute the Company's business plan and commercialize its proprietary signal advance technology. We expect we will require additional capital to meet our long term operating requirements. We anticipate raising additional capital through, among other things, the sale of equity or debt securities. There is no assurance that the Company will be able to raise the required capital which would result in operations being scaled back accordingly.

The majority of the Company's resources are devoted to technology development and protection of its proprietary technology aa well as raising the required capital to execute our business plan.

INCOME: In the interim three month period ended March 31, 2014 and 2013, the Company recognized no revenue.

EXPENSES:  Expenses are classified into the following four broad categories:
Depreciation, Intellectual Property Protection, Professional Services, R&D, and General, Selling and Administrative. SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working for us full-time. Professional Services includes expenses for accounting, legal, transfer agent and director's fees. The increase seen in expenses during the interin three month period ended March 31, 2014 and 2013 for Professional Services reflect expenses related to the registration of securities and fulfillment of reporting requirements with the Securities and Exchange Commission as well as intellectual property (IP) protection. Research and Development expenses reflect on-going efforts related to in scientific, technical and commercial validation, business development and investigation into specific applications for our propietary technology.

Expenses for the interim three month period ended March 31, 2014 and 2013, were as follows:
                                             Jan-Mar, 2014     Jan-Mar, 2013
                                             -------------     -------------
  General, Selling & Administrative                 8,642            13,788
  Intellectual Property Protection                  7,418             5,575
  Professional Services                            22,686             1,846
  Research and Development                          4,000                 0
  Depreciation                                        415               677
                                             -------------     -------------
                                                   43,161            21,886

OTHER EXPENSE: Other Expense included and impairment "write-down" related to "Available for Sales Securities" in the amount of $13 in the interim three month period ended March 31, 2014.

                        LIQUIDITY AND CAPITAL ASSETS

CURRENT ASSETS: As of March 31, 2014 and December 31, 2013, the Company had cash and cash equivalents of $28,492 and $11,497. These assets are used as working capital to execute the Company's business plan. The Company requires additional capital through debt or equity financing to fund operations.

Fixed assets (office/laboratory equipment) were $4,169 as March 31, 2014 and $3,924 as of December 31, 2013.

OTHER ASSETS: During the interim three month period ended March 31, 2014 and 2013, significant resources continued to be applied to intellectual property
(IP) and protection. This includes 1) responses to preliminary searches and initial office actions resulting from the international filings, 2) preparation/ submission of amendments, additional disclosures 3) reviews of, and responses to, office actions to the European and Mexican patent offices and 4) issuance and annual renewal fees. Patents have issued in China (Nov. 2012) and in the US (May 2013) and the patent claims have been allowed in Mexico.

All costs associated with IP protection have been expensed. IP protection costs totaled $7,418 and $5,575, respectively, during the interim three month periods ended March 31, 2014 and 2013, Further discussion regarding the intellectual property can be found in Note B - Intellectual Property, starting on page (F7 of the Financial Statements and Supplementary Information).

Results from a single long term investment were discussed previously under 'Other Expense'. Available for sale securities lost the remaining value ($13) by March 31, 2014.

LIABILITIES: Liabilities include a short-term loan from its President which was reduced to $36,807 by March 31, 2013 from $118,406 as of December 31, 2013 as the Company President converted $100,000 of the short-term debt into equity.

SHAREHOLDERS' EQUITY: Accumulated deficit totaled $4,301,542 and $4,258,368 on March 31, 2014 and December 31, 2913, respectively. The shares issued and outstanding as of March 31, 2014 and December 31, 2913, totaled 9,662,409 and 9,520,409,respectively.

OFF-BALANCE SHEET TRANSACTIONS: There are no off-balance sheet items, all transactions are in U.S. dollars, and SAI is not currently subject to currency fluctuations or similar market risks.

                       SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS: The Company considers highly liquid investments pur-chased with an original maturity of three months or less to be cash equivalents.

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

RESEARCH AND DEVELOPMENT: Research and development expenses are expensed as incurred until technological feasibility can be determined. Upfront and mile-stone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval, marketability, licensing, lease, or sale when the net present value and useful life is able to be determined. Costs associated with intellectual property protection have been expensed until such time as the useful can be determined, at which time, amounts capitalized will be included in intangible property, less the net of accumulated amortization.

REVENUE RECOGNITION: Revenue is not be recognized until it is realized or realizable and earned. An extended discussion regarding the sources of revenue expected as well as how revenue from these sources will be recognized can be found under 'Revenue Recognition' beginning on F6 of the Financial Statements and Supplementary Information).

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

CONCENTRATIONS OF CREDIT RISK: Financial instruments which may subject the Company to significant concentrations of credit risk consist primarily of in-vestment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities can occur in the near term and that such change could materially affect the amounts reported in the financial statements.

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

                       PLAN OF OPERATION AND FUNDING

We anticipate that required working capital will continue to be funded through a combination of our existing funds and further issuances of securities. Working capital requirements will likley to increase in line with the business growth.

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

MATERIAL COMMITMENTS:

Payments due by Period:   Total    <1 yr    1-3 yrs   3-5 yrs   >5 yrs
                          ------   ------   -------   -------   -------
 Office Lease (per year)  $8,400   $8,400

PURCHASE OF SIGNIFICANT EQUIPMENT: We do not intend to purchase any significant equipment during the next six months.

                                GOING CONCERN

The independent auditors' report accompanying our Financial Statements and Supplementary Information for the interim three month period ended March 31, 2014 and fiscal year ended December 31, 2013, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.


Item 4. Controls and Procedures

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial state-ments will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management's view that such a committee, in-cluding a financial expert member, is an important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

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

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2013, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART II

Item 1.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.


Item 1A. Risk Factors

Not applicable to smaller reporting companies.



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the interim three month period ended March 31, 2914, the Company's President converted $100,000 in short term debt into equity. In additon, three individuals invested a total of $42,000 to acquire equity (Common stock) in the Company. The proceeds were used to fund on-going operations.

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

Item 3.  Defaults Upon Senior Securities

Not Applicable


Item 4.  Mine Safety Disclosures

Not Applicable


Item 5.  Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report.

31.1: Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2: Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1: Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS*   XBRL Instance Document

101.SCH*   XBRL Taxonomy Extension Schema Document

101.CAL*   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*   XBRL Taxonomy Definition Linkbase Document

101.LAB*   XBRL Taxonomy Extension Label Linkbase Document

101.PRE*   XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 30, 2014
SIGNAL ADVANCE, INC.



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

SIGNATURE                 TITLE                               DATE
-----------------------   -------------------------------     ---------------

/s/ Chris M. Hymel        Member: Board of Directors,         April 30, 2014
Chris M. Hymel            President and Treasurer
                          (Principal Executive, Financial
                           and Accounting Officer)


/s/ Malcolm H. Skolnick   Member: Board of Directors,         April 30, 2014
Malcolm H. Skolnick       Secretary


/s/ Richard C. Seltzer    Member: Board of Directors          April 30, 2014
Richard C. Seltzer

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