Form 10-Q
period 2014-06-30
Signal Advance Inc
filed 2014-08-14
CIK 1545061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

Commission File No. 000-54626

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

As of August 14, 2014, the registrant had 9,925,409 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 14, 2014.

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements

SIGNAL ADVANCE, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Six Months Ended June 30, 2014

TABLE OF CONTENTS

FINANCIAL STATEMENTS (Unaudited)

Page No.

Balance Sheet	F-1

Statements of Operations	F-2

Statement of Cash Flows	F-3

Notes to Financial Statements	F 4-9

Signal Advance, Inc.
Balance Sheets
As of June 30, 2014 and December 31, 2013
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash or Cash Equivalent	$17,973	$11,497
Total Current Assets	17,973	11,497

Property and Equipment, net	3,753	3,923
Total Property and Equipment, net	3,753	3,923
Other Assets
Available for Sale Securities	-	13
Long-Term Investments	21,438	21,438
Total Other Assets	21,438	21,451
TOTAL ASSETS	$43,164	$36,871
LIABILITIES & SHAREHOLDERS' DEFICIT
Liabilities
Line of Credit - Shareholder	54,175	118,406
Total Liabilities	54,175	118,406
Shareholders' deficit
Common Stock - $0 par value; 100,000,000 shares authorized
- shares issued and outstanding
9,797,409, as of June 30, 2014
9,520,409, as of December 31, 2013	-	-
Additional paid in capital	4,453,834	4,176,834
Accumulated other comprehensive income	(24,930)	(24,917)
Accumulated deficit	(4,439,915)	(4,233,452)
Total shareholders' deficit	(11,011)	(81,535)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$43,164	$36,871

See Accompanying Notes to the Financial Statements
F 1

Signal Advance, Inc.
Statements of Operations
Three Months Ended June 30, 2014 and 2013 and the
Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June, 30
	2014	2013	2014	2013

Revenue	$-	$1,000	$-	$1,000
Cost of revenues	-	-	-	-
Gross Profit	-	1,000	-	1,000

Expense
General, Selling & Administrative	7,664	10,765	16,306	24,553
Intellectual Property Protection	1,493	1,014,758	8,910	1,020,333
Professional Services	153,731	26,455	176,417	28,301
R&D Expenses	-	15,000	4,000	15,000
Depreciation	415	677	830	1,354
Total Expense	163,303	1,067,655	206,463	1,089,541
Net loss	(163,303)	(1,066,655)	(206,463)	(1,088,541)

Components of comprehensive income (loss):
Unrealized loss on available for sale securities	-	-	(13)	-
Comprehensive loss	$(163,303)	$(1,066,655)	$(206,476)	$(1,088,541)

Loss per share – basic and diluted	$(0.02)	$(0.12)	$(0.02)	$(0.13)

Weighted Average Shares Outstanding – basic and diluted	9,780,046	8,751,461	9,676,083	8,578,521

See Accompanying Notes to the Financial Statements
 F 2

Signal Advance, Inc.
Statements of Cash Flow
Six Months Ended June 30, 2014 and 2013
(Unaudited)

	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES
Net loss	$(206,463)	$(1,088,541)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	830	1,354
Stock compensation	125,000	1,055,000
Net cash used in Operating Activities	(80,633)	(32,187)
INVESTING ACTIVITIES
Purchase of property and equipment	(660)	(1,557)
Net cash used in Investing Activities	(660)	(1,557)
FINANCING ACTIVITIES
Common stock issued for cash	52,000	-
Line of credit – shareholder, net	35,769	49,853
Net cash provided by Financing Activities	87,769	49,853
Net cash increase for period	6,476	16,109
Cash at beginning of period	11,497	8,110
Cash at end of period	$17,973	$24,219

Supplemental Disclosure:

Interest paid	$2,000	$4,326

Non-Cash Transactions:

Unrealized loss on available for sale securities	$13	$-
Repayment of shareholder loan in common stock	$100,000	$-

See Accompanying Notes to the Financial Statements
F 3

Signal Advance, Inc.
Notes to Financial Statements
June 30, 2014
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company's 10-K for the year ended December 31, 2013 should be read in conjunction with this report.

RECLASSIFICATIONS: Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

INTANGIBLE ASSETS OR LONG LIVED ASSETS: The Company anticipates amortizing intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortized intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented (FASB ASC 350-30).

F 4

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

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company holds an minor investment (3%) in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company's interest is so minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate.  Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment (FASB-ASC 970-323-25).

Adjustments are made for impairment annually based on the most recent K-1 Schedule provided by the LLC and no such adjustment for impairment was made during the six month period ended June 30, 2014.

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

REVENUE RECOGNITION: The Company revenues are generated by: 1) Providing consulting services; 2) Licensing intellectual property; and 3) Providing consulting services to licensees to facilitate implementation. Revenue is not recognized until it is realized or realizable and earned (FASB Concepts Statement No. 5, Recognition and Measurement in Financial Statements of Business Enterprises, paragraphs 83-84). In accordance with ASC 605, 'Revenue Recognition,' the company recognizes as revenue the fees charged clients as referenced below because 1) persuasive evidence of an arrangement exists, 2) the fees charged as royalties and/or for services are substantially fixed or determinable during the period in which services are provided or royalties are collected, 3) the company and its clients understand the specific nature and terms of the agreed upon transactions, and 4) collectability is reasonable assured after services have been rendered, or according to a royalty payment schedule.

F 5

Consulting Revenue – For revenues generated by providing engineering, scientific and medical/legal consulting services. Services are charged at an hourly rate and clients are charged and revenue is recognized monthly.

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

During the Interim six month period ended June 30, 2014, the Company recognized no revenue. During the Interim six month period ended June 30, 2013, the Company recognized $1,000 in revenue.

PROPERTY AND EQUIPMENT:  Fixed Assets (land, buildings and equipment) are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the straight line method. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

F 6

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization (FASB ASC 740). As of June 30, 2014, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

F 7

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

The costs incurred in acquiring the assignment of the Signal Advance IP as well as the pursuit of domestic and international patent and trademark protection are expensed (included as "Intellectual Property Protection" under expenses on the Statements of Operations for the interim six month periods ended June 30, 2014, and 2013. These costs include expenses to prepare and prosecute patent applications and protect the IP, include filing and issuance fees, fees for consultants, experts, advisors, patent attorneys, including foreign associates, patent applications, claims and other amendments, responses to office actions, etc. Any patent infringement case may hinder the Company's ability to generate revenues.

NOTE C - AVAILABLE FOR SALE SECURITIES

Cost and fair value of available for sale securities (acquired Jan. 10, 2011) as of June 30, 2014 are as follows:
	Cost Gross	Gain(Loss)	Fair Value
Equity Securities Available for Sale	$25,000	(25,000)	-0-

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2104 and December 31, 2013 are summarized as follows:

	Jun. 30, 2014	Dec. 31, 2013
Cost / Basis	126,467	125,807
Accumulated depreciation	(122,714)	(121,884)
Total property and equipment, net	3,753	3,923

Depreciation expense during the six months ended June, 2014 and 2013 were $830 and $1,354, respectively.

F 8

Note E – LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% annum.

On February 28, 2014 the Company repaid $100,000 of the loan payable with 100,000 shares of the Company's common stock valued at $100,000, the remaining balance payable was $54,175 including accrued interest of $2,000 as of June 30, 2014.

NOTE F - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month.

Rental expense amounted to $4,200 for the six month periods ended June 30, 2014 and 2013.

NOTE G – EQUITY

During the six months ended June 30, 2014 the Company issued 52,000 shares of common stock to various individuals for cash proceeds of $52,000.

On February 28, 2014 the Company repaid $100,000 of the loan payable with 100,000 shares of the Company's common stock valued at $100,000, the remaining balance payable was $54,175 including accrued interest of $2,000 as of June 30, 2014.

On April 1, 2014, the Company issued 100,000 shares of common stock valued at $100,000 to a consultant for services.

During the six months ended June 30, 2014 the Company issued 25,000 shares of common stock valued at $25,000 to members of the Board of Directors for services.

NOTE H – SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2014 the Company issued 53,000 shares of common stock to two individuals for cash proceeds of $79,500.

On July 1, 2014, the Company issued 25,000 shares of common stock valued at $25,000 to a consultant for services.

On July 1, 2014, the Company repaid $50,000 of the shareholder line of credit with 50,000 shares of the Company's common stock valued at $50,000.

F 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. This report may contain forward-looking statements which relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Unless the context requires otherwise, the terms 'Company,' 'SAI,' 'SA,' 'we,' 'our,' and 'us' refer to Signal Advance Inc., a Texas corporation formed on June 4, 1992. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

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

INCOME:  In the interim six month period ended June 30, 2014 and 2013, the Company recognized no revenue and $1,000 in revenue, respectively.

EXPENSES:  Expenses are classified into the following four broad categories: Depreciation, Intellectual Property Protection, Professional Services, R&D, and General, Selling and Administrative. SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working for us full-time. Professional Services includes expenses for accounting, legal, transfer agent and director's fees. The increase seen in expenses during the interim six month period ended June 30, 2014 and 2013 for Professional Services reflect expenses related to the registration of securities and fulfillment of reporting requirements with the Securities and Exchange Commission. Research and Development expenses reflect on-going efforts related to in scientific, technical and commercial validation, business development and investigation into specific applications for our proprietary technology.

Expenses for the interim six month period ended June 30, 2014 and 2013, were as follows:

	June 30, 2014	June 30, 2013
General, Selling & Administrative	$16,306	$24,553
Intellectual Property Protection	8,910	1,020,333
Professional Services	176,417	28,301
Research and Development	4,000	15,000
Depreciation	830	1,354

Total Expense	$206,463	$1,089,541

LIQUIDITY AND CAPITAL ASSETS

CURRENT ASSETS:  As of June 30, 2014 and December 31, 2013, the Company had cash and cash equivalents of $17,973 and $11,497. These assets are used as working capital to execute the Company's business plan. The Company requires additional capital through debt or equity financing to fund operations.

PROPERTY AND EQUIPMENT: Property and Equipment were $3,753 as June 30, 2014 and $3,923 as of December 31, 2013.

OTHER ASSETS:  During the interim six month period ended June 30, 2014 and 2013, significant resources continued to be applied to intellectual property (IP) and protection. This includes 2) a milestone payment per the terms of the assignment agreement, 3) responses to preliminary searches and initial office actions from the international filings, 4) preparation/submission of amendments, additional disclosures 4) reviews of, and responses to, office actions to the Mexican patent office and 4) issuance and annual renewal fees. Patents have issued in China (Nov. 2012), the US (May 2013) and Mexico (Apr. 2014).

All costs associated with IP protection have been expensed. IP protection costs totaled $8,910 and $1,020,333, respectively, during the interim six month periods ended June 30, 2014 and 2013.

Results from an Available for Sale Security resulted in an unrealized loss of $13 as of June 30, 2014.

LIABILITIES:  Liabilities include a line of credit from its President which was reduced to $54,175 by June 30, 2014 from $118,406 as of December 31, 2013 as the Company repaid $100,000 of the line of credit by issuing 100,000 shares of common stock.

SHAREHOLDERS' DEFICIT:  Accumulated deficit totaled $4,439,915 and $4,233,452 on June 30, 2014 and December 31, 2013, respectively. The shares issued and outstanding as of June 30, 2014 and December 31, 2013, totaled 9,797,409 and 9,520,409, respectively.

OFF-BALANCE SHEET TRANSACTIONS:  There are no off-balance sheet items, all transactions are in U.S. dollars, and SAI is not currently subject to currency fluctuations or similar market risks.

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS:  The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company holds a minor (3%) investment in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company's interest is so minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate.  Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment (FASB-ASC 970-323-25).

Adjustments are made for impairment annually based on the most recent K-1 Schedule provided by the LLC and no such adjustment for impairment was made during the six month period ended June 30, 2014.

RESEARCH AND DEVELOPMENT:  Research and development expenses are expensed as incurred until technological feasibility can be determined. Upfront and mile stone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval, marketability, licensing, lease, or sale when the net present value and useful life is able to be determined. Costs associated with intellectual property protection have been expensed until such time as the useful can be determined, at which time, amounts capitalized will be included in intangible property, less the net of accumulated amortization.

REVENUE RECOGNITION:  Revenue is not be recognized until it is realized or realizable and earned. An extended discussion regarding the sources of revenue expected as well as how revenue from these sources will be recognized can be found under 'Revenue Recognition' beginning on F5 of the Financial Statements.

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the straight line method. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. Differences between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. As of June 30, 2014, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

INTANGIBLE ASSETS OR LONG-LIVED ASSETS:  The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortized intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

DEFERRED TAX ASSET:  A valuation allowance was recognized for the full amount of the deferred tax asset because, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

NET LOSS PER SHARE:  Basic loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

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

Item 4. Controls and Procedures

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate. Management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2014 using the criteria established in 'Internal Control-Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls - As of June 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls - As of June 30, 2014, the Company retains copies of all financial data and material    agreements and periodically make backups of the Company's data; however there    is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to   unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control - Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:  There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the interim six month period ended June 30, 2014, the Company's President was issued 100,000 shares of common stock as partial repayment of $100,000 on the shareholder line of credit. In addition, four individuals invested a total of $52,000 to acquire 52,000 shares of common stock in the Company. The proceeds were used to fund on-going operations.

GS Whitney & Co. was issued 100,000 shares of common stock in exchange for services rendered valued at $100,000. Dr. Skolnick, Mr. Stubbers and Mr. Zercoe, all current or former members of the Board of Directors, were each issued 5,000 shares of common stock in exchange for services rendered valued at $15,000. In addition, Mr. Seltzer, also a member of the board of Directors was issued 10,000 shares of common stock in exchange for services rendered valued at $10,000.

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

31.1:   Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2:   Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1:   Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes- Oxley Act

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

Dated: August 14, 2014	SIGNAL ADVANCE, INC.
By: /s/ Chris M. Hymel
Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Chris M. Hymel	Member: Board of Directors, President and Treasurer (Principal Executive, Financial and Accounting Officer)	August 14, 2014
Chris M. Hymel

/s/ Malcolm H. Skolnick	Member: Board of Directors, Secretary	August 14, 2014
Malcolm H. Skolnick

/s/ Richard C. Seltzer	Member: Board of Directors	August 14, 2014
Richard C. Seltzer