Form 10-Q/A
period 2014-06-30
Signal Advance Inc
filed 2014-08-22
CIK 1545061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1


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



                               EXPLANATORY NOTE

Signal Advance, Inc. is filing this Amendment No. 1 (on Form 10-Q/A) to its Quarterly Report on Form 10-Q for the six months ended June 30, 2014, originally filed with the Commission on August 14, 2014. This Form 10-Q/A is being filed solely for the purpose of a typograpical error, specifically the period and date indicated in Exhibit 32.1. There are no amendments to the additional exhibits, the original Form 10-Q or the interactive (XBRL) data.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2014                  SIGNAL ADVANCE, INC.
                                        By: /s/ Chris M. Hymel
                                        Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE                 TITLE                               DATE
-----------------------   -------------------------------     ---------------

/s/ Chris M. Hymel        Member, Board of Directors,         August 21, 2014
Chris M. Hymel            President and Treasurer
                          (Principal Executive, Financial
                           and Accounting Officer)


/s/ Malcolm H. Skolnick   Member: Board of Directors,         August, 21 2014
Malcolm H. Skolnick       Secretary


/s/ Richard C. Seltzer    Member of the Board of Directors    August 21, 2014
Richard C. Seltzer