Form 10-Q
period 2014-09-30
Signal Advance Inc
filed 2014-11-06
CIK 1545061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

Commission File Number:  000-54626

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

As of November 4, 2014, the registrant had 10,262,076 shares of common stock, no par value, issued and outstanding.

PART I

ITEM 1.  Financial Statements and Supplementary Data

SIGNAL ADVANCE, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Nine Months Ended September 30, 2014

TABLE OF CONTENTS

FINANCIAL STATEMENTS (Unaudited)	Page No.

Balance Sheets	F 1

Statements of Operations	F 2

Statements of Cash Flows	F 3

Notes to Financial Statements	F 4-9

Signal Advance, Inc.
Balance Sheets
As of September 30, 2014 and December 31, 2013
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash or Cash Equivalent	$71,354	$11,497
Total Current Assets	71,354	11,497

Property and Equipment, net	3,338	3,923
Total Property and Equipment, net	3,338	3,923
Other Assets
Available for Sale Securities	-	13
Long-Term Investments	21,438	21,438
Total Other Assets	21,438	21,451
TOTAL ASSETS	$96,130	$36,871
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Line of Credit - Shareholder	7,298	118,406
Total Liabilities	7,298	118,406
Shareholders' deficit
Common Stock - $0 par value; 100,000,000 shares authorized
- shares issued and outstanding	-	-
10,262,076, as of Sep. 30, 2014
9,520,409, as of Dec. 31, 2013
Additional paid in capital	5,113,334	4,176,834
Accumulated other comprehensive income	(24,930)	(24,917)
Accumulated deficit	(4,999,572)	(4,233,452)
Total shareholders' equity (deficit)	88,832	(81,535)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$96,130	$36,871

See Accompanying Notes to the Financial Statements

 F 1

Signal Advance, Inc.
Statements of Operations
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September, 30
	2014	2013	2014	2013

Revenue	$-	$650	$-	$1,650
Cost of revenues	-	-	-	-
Gross Profit	-	650	-	1,650

Expense
General & Administrative	6,385	8,445	22,690	32,998
Sales & Marketing	450,000	-	450,000	-
Intellectual Property	-	8,500	8,910	1,028,833
Professional Services	101,358	24,458	277,775	52,759
Research & Development	1,500	9,000	5,500	24,000
Depreciation	415	677	1,245	2,030
Total Expense	559,658	51,080	766,120	1,140,620
Net loss	(559,658)	(50,430)	(766,120)	(1,138,970)

Components of comprehensive income (loss):
Unrealized loss on available for sale securities	-	-	(13)	-
Comprehensive loss	$(559,658)	$(50,430)	$(766,133)	$(1,138,970)
Loss per share - basic and diluted	$(0.06)	$(0.01)	$(0.08)	$(0.13)

Weighted average shares outstanding - basic and diluted	10,111,380	9,461,409	9,821,626	8,876,353

See Accompanying Notes to the Financial Statements
F 2

Signal Advance, Inc.
Statements of Cash Flow
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net loss	$(766,120)	$(1,138,970)
Adjustments to reconcile Net Income
to net cash used in operations:
Depreciation	1,245	2,030
Stock Compensation	635,000	1,094,000
Net cash used in Operating Activities	(129,875)	(42,940)
INVESTING ACTIVITIES
Purchase of property and equipment	(660)	(1,557)
Net cash used in Investing Activities	(660)	(1,557)
FINANCING ACTIVITIES
Proceeds from sale of common stock	156,500	-
Line of Credit - Shareholder, net	33,892	46,805
Net cash provided by Financing Activities	190,392	46,805
Net cash increase for period	59,857	2,308
Cash at beginning of period	11,497	8,110
Cash at end of period	$71,354	$10,418
Supplemental Disclosure
Interest paid	$2,068	$6,232
Non-Cash transactions:
Unrealized loss on available for sale securities	$13	$-
Repayment of line of credit - shareholder in Common Stock	$145,000	$-

See Accompanying Notes to the Financial Statements
F 3

Signal Advance, Inc.
Notes to Financial Statements
September 30, 2014
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

F 4

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

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company holds a minor investment (3%) in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company's interest is so minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate.  Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment (FASB-ASC 970-323-25).

Adjustments are made for impairment annually based on the most recent K-1 Schedule provided by the LLC and no such adjustment for impairment was made during the nine month period ended September 30, 2014.

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

F 5

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

During the Interim nine month period ended September 30, 2014, the Company recognized no revenue. During the Interim nine month period ended September 30, 2013, the Company recognized $1,650 in revenue.

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

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization (FASB ASC 740). As of September 30, 2014, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

F 6

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

NOTE B - INTELLECTUAL PROPERTY

Intellectual property protection is being pursued for the specifically identifiable intellectual property (IP) termed Signal Advance technology. The following table lists the patent applications and issued patents and their respective status:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Issued May 2013
China	ZL 200880015288.2	Issued Nov. 2012
Europe	EP 08 75 4879.8	Under examination
Mexico	MX/A/2009/00921	Issued Apr. 2014
India	3465/KOLNP/2009	Not yet examined

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

F 7

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

The costs incurred in acquiring the assignment of the Signal Advance IP as well as the pursuit of domestic and international patent and trademark protection are expensed (included as "Intellectual Property" under expenses on the Statements of Operations for the interim nine month periods ended September 30, 2014, and 2013. These costs include expenses to prepare and prosecute patent applications and protect the IP, include filing and issuance fees, fees for consultants, experts, advisors, patent attorneys, including foreign associates, patent applications, claims and other amendments, responses to office actions, etc. Any patent infringement case may hinder the Company's ability to generate revenues.

NOTE C - AVAILABLE FOR SALE SECURITIES

	Cost Gross	Gain(Loss)	Fair Value
Equity Securities Available for Sale	$25,000	(25,000)	-0-

Cost and fair value of available for sale securities (acquired Jan. 10, 2011) as of September 30, 2014 are as follows:

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2104 and December 31, 2013 are summarized as follows:

	Sep. 30, 2014	Dec. 31, 2013
Cost / Basis	126,467	125,807
Accumulated depreciation	(123,129)	(121,884)
Total property and equipment, net	3,338	3,923

Depreciation expense during the nine months ended September 30, 2014 and 2013 were $1,245 and $2,030, respectively.

Note E – LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% per quarter.

During the nine months ended September 30, 2014, the Company repaid $145,000 of the loan payable with 145,000 shares of the Company's common stock valued at $145,000 and received net proceeds of $33,892. As of September 30, 2014, the remaining balance payable was $7,298 including accrued interest of $2,068.

F 8

NOTE F - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. The following is a schedule of future minimum payments under the above operating lease as of the nine months ended September 30, 2014.
Year	Amount
2014	$8,400
2015	8,400
2016	8,400
2017	8,400
2018	8,400
Total:	$42,000

Rental expense amounted to $6,300 for the interim nine month periods ended September 30, 2014 and 2013.

NOTE G – EQUITY

During the nine months ended September 30, 2014, the Company made the following Common Stock issuances:

1) 121,667 shares of to various individuals/entities for cash proceeds of $156,500;

2) 145,000 shares to the Company's President to repay $145,000 of the loan payable.

3) 5,000 shares valued at $5,000 to the Company's President for services rendered as a Member of the Board of
     Directors

4) 445,000 shares valued at $605,000 to four consultants in exchange for services related to capitalization and sales and marketing.

5) 25,000 shares valued at $25,000 to members of the Board of Directors in exchange for services.

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

INCOME:  In the nine month period ended September 30, 2014 and 2013, the Company recognized no revenue and $1,650 in revenue, respectively.

EXPENSES:  Expenses are classified into the following six broad categories: Depreciation, Intellectual Property, Professional Services, Research & Development, Sales & Marketing and General & Administrative. SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working for us full-time. Professional Services includes expenses for accounting, legal, transfer agent and director's fees.

Expenses for the nine month period ended September 30, 2014 and 2013, were as follows:

	Sep. 30, 2014	Sep. 30, 2013
General & Administrative	22,690	32,998
Sales & Marketing	450,000	-
Intellectual Property	8,910	1,028,833
Professional Services	277,775	52,759
R&D Expenses	5,500	24,000
Depreciation	1,245	2,030
Total Expense	766,120	1,140,620

The increase in expenses during the nine month period ended September 30, 2014 and 2013 for Professional Services and Sales & Marketing reflects expenses related to the 1) seeking capital to fund on-going efforts related to in scientific, technical and commercial validation, business development and investigation into specific applications for our proprietary technology, 2) initiation of a Sales/Marketing effort to commercialize the Company's proprietary technology and 3) fulfillment of reporting requirements with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL ASSETS

CURRENT ASSETS:  As of September 30, 2014 and December 31, 2013, the Company had cash and cash equivalents of $71,354 and $11,497, respectively. These assets are used as working capital to execute the Company's business plan. The Company requires additional capital through debt or equity financing to fund operations.

PROPERTY AND EQUIPMENT, NET: Property and Equipment, net were $3,338 as of September 30, 2014 and $3,923 as of December 31, 2013.

OTHER ASSETS:  During the nine month period ended September 30, 2013, compared to the same period ended September 2014, significant resources were applied to intellectual property (IP) and protection. This includes 1) a milestone payment per the terms of the assignment agreement, 2) responses to preliminary searches and initial office actions from the international filings, 3) preparation/submission of amendments, additional disclosures 4) reviews of, and responses to, office actions to the Mexican patent office and 3) issuance and annual renewal fees. Patents have issued in China (Nov. 2012), the US (May 2013) and Mexico (Apr. 2014).  All costs associated with IP protection have been expensed. IP protection costs totaled $8,910 and $1,028,833, respectively, during the nine month periods ended September 30, 2014 and 2013.

Change in fair value for an Available for Sale Security is an unrealized loss of $13 as of September 30, 2014.

LIABILITIES:  Liabilities include a line of credit from its President which was reduced to $7,298 by September 30, 2014 from $118,406 as of December 31, 2013 as the Company repaid $145,000 of the line of credit by issuing 145,000 shares of common stock and received net proceeds of $33,892.

SHAREHOLDERS' DEFICIT:  Accumulated deficit totaled $4,999,572 and $4,233,452 on September 30, 2014 and December 31, 2013, respectively. The shares issued and outstanding as of September 30, 2014 and December 31, 2013, totaled 10,262,076 and 9,520,409, respectively.

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

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company holds a minor (3%) investment in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company's interest is so minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate.  Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment.

Adjustments are made for impairment annually based on the most recent K-1 Schedule provided by the LLC and no such adjustment was made during the nine month period ended September 30, 2014.

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

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. Difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. As of September 30, 2014, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

PLAN OF OPERATION AND FUNDING

We anticipate that required working capital will continue to be funded through a combination of our existing funds and further issuances of securities. Working capital requirements will likely to increase in line with the business growth. Existing working capital, further advances, debt instruments, and firm commitments are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: i) technology development, ii) marketing and commercialization, and iii) intellectual property protection. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

Item 4. Controls and Procedures

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate. Management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2014 using the criteria established in 'Internal Control-Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls - As of September 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls - As of September 30, 2014, the Company retains copies of all financial data and material agreements and periodically make backups of the Company's data; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to   unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control - Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:  There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2014, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2014, the Company made the following issuances of Common Stock:

The Company's President was issued 145,000 shares of common stock as partial repayment of $145,000 on the shareholder line of credit.

Six individuals/entities invested a total of $156,500 to acquire 121,667 shares of common stock in the Company. The proceeds were used to fund on-going operations.

GS Whitney & Co. was issued 125,000 shares of common stock for services valued at $125,000. VEDI Partners was issued 300,000 shares of common stock in exchange for services valued at $450,000. In addition, two individuals were issued 20,000 shares of common stock for services valued at $30,000.

Dr. Hymel, Dr. Skolnick, Mr. Stubbers and Mr. Zercoe, all current or former members of the Board of Directors, were each issued 5,000 shares of common stock in exchange for services rendered valued at $20,000. In addition, Mr. Seltzer, also a member of the board of Directors was issued 10,000 shares of common stock in exchange for services rendered valued at $10,000.

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

Dated: November 4, 2014	SIGNAL ADVANCE, INC.

By: /s/ Chris M. Hymel
Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris M. Hymel	Member: Board of Directors, President	November 4, 2014
Chris M. Hymel	and Treasurer (Principal Executive, Financial and Accounting Officer)

/s/ Malcolm Skolnick	Member: Board of Directors, Secretary	November 4, 2014
Malcolm H. Skolnick

/s/ Richard C. Seltzer	Member: Board of Directors	November 4, 2014
Richard C. Seltzer