Form 10-K
period 2014-12-31
Signal Advance Inc
filed 2015-03-31
CIK 1545061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  000-54626

SIGNAL ADVANCE, INC.
 (Exact name of registrant as specified in its charter)

Texas	8731	76-0373052
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [  ] No [X]

The market value of the common equity held by non-affiliates: $10,727,982 based on a $2.10 closing price of the registrant's common stock as of the last business day of the registrant's year ended December 31, 2014.

As of March 24, 2015, the registrant had 10,305,077 shares of common stock are issued and outstanding.

PART I

Item 1. Description of Business

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

OVERVIEW:  Signal Advance, Inc. (SAI) is a technology development firm that has been developing its proprietary Signal Advance Technology (SAT) which may significantly reduce signal detection delays associated with a variety of physical sensors and thereby improve performance in control, intervention, and/or signal transmission systems.  The Company has developed and tested SA circuit designs and discrete circuit prototypes for a range of signal characteristics

CHALLENGE:  In interventional medical devices or non-medical responsive control and signal transmission systems, delays in detection, processing and response to various signals negatively affects overall performance. For certain types of biomedical signals (e.g. heart, brain) the greater the delay in responding to anomalous signals, the more difficult it is to successfully intervene in order to contain or limit a pathological process such as cardiac fibrillation or an epileptic seizure.  The earlier the intervention is initiated, the greater the probability of success.  In non-medical applications (e.g. industrial process, equipment, engine control, military), control response signal transmission delays impact performance effecting safety, product yield, fuel efficiency and waste/emissions. In military applications, signal detection and response delays affect reaction effectiveness.

SOLUTION:  In most electronic circuits, signal output is delayed relative to the input as it traverses the circuitry. When a signal is applied to an SA circuit the output signal is advanced in time relative to the input using the advance portion of the waveform and not depending on the wave velocity form of the signal that are conventionally used, thus the term 'Signal Advance'. In other words, the output signal emerges before the complete detection of the input signal.

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

In interventional medical devices, SAT could reduce response delays and improve performance. The improved performance translates directly to increased value, providing a significant opportunity for revenue generation. Examples of non-biomedical applications include transportation, in which SAT could improve accident avoidance, safety/security, engine performance and vehicular control, and thus improve fuel economy and save lives.  In high performance aircraft engines, SAT might increase stability, reduce stall margins improve performance and fuel efficiency. Industrial examples include improved compressor performance and increased petrochemical yields. In military applications, SAT could enhance response effectiveness.

The addressable markets are estimated to be in the billions of dollars. As with any new or disruptive technology, recognition and acceptance will gain momentum over time.

INTELLECTUAL PROPERTY:  The following table lists the patent applications and issued patents:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Issued May 2013
China	ZL 200880015288.2	Issued Nov. 2012
Europe	EP 08 75 4879.8	Issued Apr. 2014
Mexico	MX/A/2009/00921	Under examination
India	3465/KOLNP/2009	Not yet examined

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

Target application selection is based on: 1) intervention/control impact, 2) signal characteristics, 3) market size, 4) supplier market share, 5) competition, and 6) regulations.

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

In the year-ended December 31, 2014, the Company has initiated the investigation of a specific biotechnology application for its proprietary technology, specifically, neural training systems.

VALIDATION/RECOGNITION:

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

REVENUE GENERATION: The Company plans to continue to refine and develop SAT, demonstrate improved performance in targeted applications, pursue related intellectual property protection and begin to commercialize the technology through licensure.  SA technology is in the development and early commercialization stage. To date, the Company has not yet sold any products or licensed the technology, is not yet profitable, currently lacks sufficient capital to generate revenue or operate the business in a profitable manner and has not generated sufficient revenues to fund planned R&D, marketing and intellectual protection in the near-term.  SAI continues to rely upon capital investment to cover the projected costs of executing the Company's business plan and effectively commercialize its proprietary Signal Advance technology.

BROAD RISKS AFFECTING THE COMPANY:  The Company is subject to numerous risks, which are more fully discussed in the section of this prospectus entitled 'Risk Factors'.  Some of the more significant risks included the following:

•	The Company is undercapitalized and has limited liquidity.
•	The Company is in the development/early commercialization stage.
•	The technology is novel and thus requires recognition and acceptance in various markets.
•	If the Company does not successfully license its technology, it may never achieve profitability.
•	As a result of the industry competition, the Company may not gain enough market share to be profitable.
•	If the Company fails to protect its proprietary technology, its competitive position may be impaired.
•	There will be a limited trading market for the Company's common stock
•	The market price of our common stock may fluctuate significantly and may decline.

EMERGING GROWTH COMPANY STATUS: The Company qualifies as an 'emerging growth company' as defined in Section 2(a)(19) of the Securities Act of 1933 and, as such, is allowed to provide in this report more limited disclosures than an issuer that would not so qualify. Furthermore, for as long as we remain an emerging growth company, we will qualify for certain limited exceptions from investor protection laws such as the Sarbanes-Oxley Act of 2002 and the Investor Protection and Securities Reform Act of 2010. Unlike other public companies, SAI is not required to:

•	provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•	comply with any new requirements adopted by the Public Company Accounting Oversight Board (PCAOB), requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
•	provide certain disclosure regarding executive compensation required of larger public companies; or
•	obtain shareholder approval of any golden parachute payments not previously approved.

We will cease to be an 'emerging growth company' upon the earliest of:

•	When we have $1.0 billion or more in annual revenues;
•	When we have at least $700 million in market value of our common units held by non-affiliates;
•	When we issue more than $1.0 billion of non-convertible debt over a three-year period; or
•	The last day of the fiscal year following the fifth anniversary of our initial public offering.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION:  There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

NUMBER OF HOLDERS:  As of December 31, 2014, the 10,273,410 issued and outstanding shares of common stock were held by a total of 173 shareholders of record.

DIVIDENDS:  No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2014 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:

During the year ended December 31, 2013, the Company made the following Common Stock issuances:

1)	1,000,000 shares were issued to the Company's President was issued 1,000,000 per the terms of IP assignment agreement valued at $1,000,000.
2)	116,750 shares were issued in exchange for services rendered valued at $116,750.

During the year ended December 31, 2014, the Company made the following Common Stock issuances:

1)	121,667 shares of common stock to various individuals for cash proceeds of $156,500;
2)	145,000 shares of the Company's common stock valued at $145,000 to repay $145,000 of the loan payable.
3)	461,334 shares of common stock valued at $627,001 to five consultants in exchange for services.
4)	25,000 shares of common stock valued at $25,000 to members of the Board of Directors in exchange for services.
Subsequent to year ended December 31, 2014, and prior to the date of this report, the Company made the following Common Stock issuances:

1)	26,667 shares of common stock valued at $40,000 to two consultants in exchange for services.
2)	10,000 shares of common stock valued at $15,000 to three members of the Board of Directors in exchange for services.

These issuances of unregistered shares were exempt pursuant to Section 4(2) of the Securities Act as these were privately negotiated transactions in which there was no advertising and no commissions paid. Accordingly, the stock certificates representing these shares were issued with restrictive legends indicating that the shares have not been registered and may not be traded until registered or otherwise exempt from registration.

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

The majority of the Company's resources have historically been devoted to technology development and protection of its proprietary technology. During the year ended December 31, 2014, significant resources have been allocated to initiating commercialization of our proprietary technology and raising the capital required to successfully execute our business plan. The Company will continue to pursue consulting work which is either directly related to SA technology development or may lead to a potential future collaboration.

INCOME:  In the year ended 2013, the Company recognized revenue in the amount of $2,350. No revenues were recognized in the year ended December 31, 2014.

EXPENSES:  Expenses are classified into the following six broad categories: 1) General and Administrative, 2) Sales and marketing, 3) Intellectual Property 4) Professional Services, 5) Research and Development and 6) Depreciation, SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working full-time for the Company. Professional Services includes expenses for such services as legal, accounting/auditing, transfer agent, investor and public relations, video/graphics, securities/reporting, engineering and director's fees. Expense increases seen in year ended December 31, 2014, relative to the preceding fiscal year reflect increased costs associated with 1) accounting, audits and reporting in fulfillment of reporting requirements with the Securities and Exchange Commission, 2) public and investor relations, 3) seeking capital to fund on-going efforts related to in scientific, technical and commercial validation, business development and investigation into specific applications for our proprietary technology and 4) initiation of a sales/marketing efforts to commercialize the Company's proprietary technology, specifically, the engagement VEDI Partners to pursue license agreements. On the other hand, in the year-ended December 31, 2013, $1,000,000 in equity was paid to the Company's President per the terms of the IP assignment.  Further, we incurred expenses related to the on-going prosecution of our patent applications in the U.S., Europe and Mexico, three of which have since issued. Increased research and development expenses reflect the Company's investigation regarding a specific biomedical application for SA technology as well as on-going efforts related to in scientific, technical and commercial validation.

In fiscal year ended December 31, 2014 and 2013, significant resources were applied to the acquisition and protection of our intellectual property. In 2013, a large installment was due per the terms of the assignment agreement. In addition, intellectual property protection involved: 1) responses to preliminary searches and initial office actions resulting from the international filings, 3) preparation and submission of amendments and additional disclosures in the US Patent and Trademark Office (USPTO) as well as the European and Mexican Patent Offices, 4) reviews of, and responses to, office actions by the US, European and Mexican patent offices and 5) issuance and annual renewal fees. Patents have been issued in China (Nov. 2012), the U.S. (May 2013) and Mexico (Apr. 2014).

All costs associated with intellectual property (IP) protection have been expensed. IP acquisition and protection costs totaled $8,911, in year ended December 31, 2014, and $1,039,508 the year ended December 31, 2013. Further discussion regarding the intellectual property can be found in Note B – Intellectual Property, of the Financial Statements).

Expenses for fiscal years ended December 31, 2014 and 2013 were as follows:

	2014	2013

General and Administrative	27,987	44,275
Sales and Marketing	450,000	-
Intellectual Property	8,911	1,039,508
Professional Services	292,118	93,509
Research and Development	34,000	28,000
Depreciation	1,851	2,717

Comprehensive loss:  Includes an unrealized loss on "Available for Sales Securities" of $13 in the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT ASSETS:  As of December 31, 2014, the Company had cash and cash equivalents of $37,177. These assets are used as working capital to execute the Company's business plan. As such, the Company requires additional capital through debt or equity financing to fund operations over the next 12 months.

Fixed assets (office/laboratory equipment) were $4,730 and $3,913, as of December 31, 2014 and 2013, respectively.

Change in fair value for an Available for Sale Security is an unrealized loss of $13 in the year ended December 31, 2014.

LIABILITIES:  Liabilities include a Line of Credit provided by the Company's President which totaled $10,769 and $122,906 as of December 31, 2014 and 2013, respectively. In the year ended 2014, $145,000 of the debt was converted to equity issued to the Company's President.

SHAREHOLDERS' EQUITY:  The accumulated deficit totaled $5,052,829 and $4,237,962 for years ended December 31, 2014 and 2013, respectively. The shares issued and outstanding as of years ended December 31, 2014 and 2013, totaled 10,273,410 and 9,520,409, respectively.

OFF-BALANCE SHEET TRANSACTIONS:  There are no off-balance sheet items, all transactions are in U.S. dollars, and SAI is not currently subject to currency fluctuations or similar market risks.

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS:  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

AVAILABLE FOR SALE SECURITIES: The Company holds certain investments that are treated as available-for-sale securities (FASB ASC 320-10-25) and stated at their fair market values. All investments are available for current operations and are classified as other assets in the balance sheet. Unrealized holding gains and losses are included as a component of other comprehensive income (loss) until realized (FASB ASC 320-35-1). Realized gains and losses are included in 'Other Income (Loss)' in the income statement.

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

REVENUE RECOGNITION:  Revenue is not be recognized until it is realized or realizable and earned. An extended discussion regarding the sources of revenue expected as well as how revenue from these sources will be recognized can be found under the section entitled 'Revenue Recognition' of the Financial Statements.

PROPERTY AND EQUIPMENT:  Fixed Assets (land, buildings and equipment) are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is depreciated using the straight line method. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization, As of December 31, 2014, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

MATERIAL COMMITMENTS:
The Company indemnified its transfer agent, Nevada Agency and Transfer Company against any loss related to the re-issuances of 75,000 shares to replace lost certificates.

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $8,400 for the years ended December 31, 2014 and 2013.

PURCHASE OF SIGNIFICANT EQUIPMENT: Contingent on available funding we anticipate purchasing $30,000 on equipment during the next twelve months.

GOING CONCERN

The independent auditors' report accompanying our Financial Statements for the years ended December 31, 2014 and 2013 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

SIGNAL ADVANCE, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Years Ended December 31, 2014 and 2013

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Signal Advance, Inc.
Rosharon, Texas

We have audited the accompanying balance sheet of Signal Advance, Inc., (the "Company") as of December 31, 2014 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Advance, Inc., as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 24, 2015

NOTICE:                          This predecessor audit report is a copy of the report issued on January 28, 2014.
The predecessor auditor has not re-issued the report due to the cessation of operations.

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

Very truly yours,

/s/ Bobby J. Hutton
Bobby J. Hutton
Certified Public Accountant

Fort Worth, Texas
January 28, 2014

Signal Advance, Inc.
Balance Sheets
As of December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets
Cash or Cash Equivalent	$37,177	$11,497
Total Current Assets	37,177	11,497
Property and Equipment, net	4,730	3,913
Total Property and Equipment, net	4,730	3,913
Other Assets
Available for Sale Securities	-	13
Long-Term Investments	21,438	21,438
Total Other Assets	21,438	21,451
TOTAL ASSETS	$63,345	$36,861

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Line of Credit - Shareholder	$10,769	$122,906
Total Liabilities	10,769	122,906

Shareholders' Equity (Deficit)
Common Stock - $0 par value
100,000,000 shares authorized
- shares issued and outstanding
10,273,410 as of December, 31, 2014
9,520,409 as of December, 31, 2013
Additional Paid-In Capital	5,130,335	4,176,834
Accumulated other comprehensive loss	(24,930)	(24,917)
Accumulated deficit	(5,052,829)	(4,237,962)
Total Equity (Deficit)	52,576	(86,045)
TOTAL LIABILITIES & SHAREHOLDERS'S EQUITY(DEFICIT)	$63,345	$36,861

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Operations
Years Ended December 31, 2014 and 2013

	2014	2013
Revenue	$-	$2,350
Cost of Revenue	-	-
Gross Profit	-	2,350

Expense
General & Administrative	27,987	44,275
Sales/Marketing	450,000	-
Intellectual Property	8,911	1,039,508
Professional Services	292,118	93,509
R&D Expenses	34,000	28,000
Depreciation	1,851	2,717
Total Expense	814,867	1,208,009

Net Loss	(814,867)	(1,205,659)
Components of comprehensive income (loss):
Unrealized loss on available for sale securities	(13)	-
Comprehensive Loss:	$(814,880)	$(1,205,659)

Loss per Share - basic and diluted	$(0.08)	$(0.13)
Weighted Average Shares Outstanding - basic and diluted	9,934,010	9,033,704

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Cash Flow
Years Ended December 31, 2014 and 2013

	2014	2013
OPERATING ACTIVITIES
Net Loss	$(814,867)	$(1,205,659)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation	1,851	2,717
Stock Compensation	652,001	1,116,750

Net cash provided by Operating Activities	(161,015)	(86,192)
INVESTING ACTIVITIES
Purchase of Property and Equipment	(2,668)	(2,024)
Net cash provided by Investing Activities	(2,668)	(2,024)

FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	156,500	-
Line of Credit - Shareholder, net	32,863	91,603
Net cash provided by Financing Activities	189,363	91,603

Net cash increase for period	25,680	3,387
Cash at beginning of period	11,497	8,110

Cash at end of period	$37,177	$11,497

Supplemental Disclosure
Interest Paid	$2,221	$8,901
Non-Cash transactions:
Unrealized Loss on Available for Sale Securities	$13	$-
Repayment of line of credit-Shareholder in common stock	$145,000	$-

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Changes in Shareholders' Equity (Deficit)
Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Accumulated Other		Total
			Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity (Deficit)
Balance as of December. 31, 2012	8,403,659	$-	3,060,084	$(24,917)	$(3,032,303)	$2,864

Shares Issued for services	1,116,750	-	1,116,750	-	- -	1,116,750

Net Loss	-	-	-	-	(1,205,659)	(1,205,659)

Balance as of December. 31, 2013	9,520,409		4,176,834	(24,917)	(4,237,962)	(86,045)

Shares issued for cash	121,667	-	156,500	-	-	156,500

Shares issued for services	486,334	-	652,001	-	-	652,001

Shares issued for payment of related party line of credit	145,000	-	145,000	-	-	145,000

Net Other Comprehensive Loss	-	-	-	(13)	-	(13)

Net Loss					(814,867)	(814,867)

Balance as of December 31, 2014	10,273,410	$-	$5,130,335	$(24,930)	$(5,052,829)	$52,576

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Notes to Financial Statements
Years Ended December 2014 and 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION:  Signal Advance, Inc. (the Company) was incorporated in Texas on June 4, 1992, is an engineering product and procedure development and consulting firm focused on the development of applications for emerging technologies. The Company has significant experience in computer technology, distributed information systems, and data acquisition and analysis systems, as well as, medical education, intellectual property protection and medical-legal litigation support. The Company has focused its resources on the improvement of signal detection systems through the development and refinement of its proprietary "Signal Advance" technology which has potential application in a wide range of medical applications, as well as applications outside of biomedicine.

The costs incurred in acquiring intellectual property assignments as well as the pursuit of domestic and international patent and trademark protection are expensed (included as "Intellectual Property" under expenses on the Statements of Operations for the years ended December 31, 2014, and 2013. These costs include expenses to prepare and prosecute patent applications and protect the IP, include filing and issuance fees, fees for consultants, experts, advisors, patent attorneys, including foreign associates, patent applications, claims and other amendments, responses to office actions, etc. Any patent infringement case may hinder the Company's ability to generate revenues.

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

AVAILABLE FOR SALE SECURITIES: The Company holds certain investments that are treated as available-for-sale securities (FASB ASC 320-10-25) and stated at their fair market values. All investments are available for current operations and are classified as other assets in the balance sheet. Unrealized holding gains and losses are included as a component of other comprehensive income (loss) until realized (FASB ASC 320-35-1). Realized gains and losses are included in 'Other Income (Loss)' in the income statement.

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company holds a minor investment (3%) in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company's interest is sufficiently minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate.  Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment (FASB-ASC 970-323-25).

Adjustments are made for impairment annually based on an impairment analysis per ASC 350-20-65-1 where the Company compares whether the fair value of the investment is less than its carrying amount which would result in impairment, per analysis no such adjustment for impairment was made during the year ended December 31, 2014. The investment at cost was $21,438 during the years ended December 31, 2014 and 2013.

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

REVENUE RECOGNITION: The Company revenues are generated by: 1) Providing consulting services; 2) Licensing intellectual property; and 3) Providing consulting services to licensees to facilitate implementation. Revenue is not recognized until it is realized or realizable and earned. The Company recognizes as revenue the fees charged clients as referenced below when 1) persuasive evidence of an arrangement exists, 2) the fees charged as royalties and/or for services are substantially fixed or determinable during the period in which services are provided or royalties are collected, 3) the Company and its clients understand the specific nature and terms of the agreed upon transactions, and 4) collectability is reasonable assured after services have been rendered, or according to a royalty payment schedule.

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

The typical license will call for a non-refundable initiation fee, escalating minimum royalties to be paid before a given product is marketed, and continuing royalties based on gross sales once marketing has begun. The license will also include a set amount of time for consulting. Licensees will also be required to participate in patent maintenance and defense.

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

During the year ended December 31, 2014, the Company recognized no revenue. During the year ended December 31, 2013, the Company recognized $2,350 in revenue.

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

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization (FASB ASC 740). As of December 31, 2014, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

NOTE B - INTELLECTUAL PROPERTY

Intellectual property protection is being pursued for the specifically identifiable intellectual property (IP) termed Signal Advance technology. The patents are filed in the name of the inventor, Chris M. Hymel, Ph.D., the Company President and assigned by Dr. Hymel (Assignor) to the Company (Assignee) under an Intellectual Property Assignment Agreement. The following table lists the patent applications and issued patents and their respective status:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Issued May 2013
China	ZL 200880015288.2	Issued Nov. 2012
Europe	EP 08 75 4879.8	Under examination
Mexico	MX/A/2009/00921	Issued Apr. 2014
India	3465/KOLNP/2009	Not yet examined

Additional patent submissions related to specific applications, Signal Advance circuit configurations, and signal processing techniques are in preparation.

The IP derives from an assignment of the IP in the form of a patent application filed with the United States Patent and Trademark Office as well as any patents which issue as a result of U.S. and related international patent applications.

As ASSIGNEE, the Company is responsible for:

1) funding and executing activities required for any regulatory approval, development, implementation and commercialization;
2) introducing assigned products which incorporate the patent pending or patented technology to the commercial market;

3) make its best efforts to:  a) develop and market assigned products and services, and, b) increase and extend the commercialization of assigned products, and
4) commence the advertising and marketing assigned products not later than 24 months following the granting of the patent

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

NOTE C - AVAILABLE FOR SALE SECURITIES

Approximate cost and fair value of available for sale securities (acquired January 10, 2011) as of December 31, 2014 and 2013 are as follows:

		Cost Gross	Gain(Loss)	Fair Value
Equity Securities Available for Sale	December 31, 2014	$25,000	$(25,000)	-
Equity Securities Available for Sale	December 31, 2013	$25,000	$(24,987)	$13

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Cost / Basis	128,475	125,807
Accumulated depreciation	(123,745)	(121,894)
Total property and equipment, net	4,730	3,913

Depreciation expense during the years ended December 31, 2014 and 2013 were $1,851 and $2,717, respectively.

NOTE E - INCOME TAXES
The Company follows ASC 740-10-50 "Accounting for Income Taxes."  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.
The provision for refundable federal income tax consists of the following for the periods ending:
	December 31, 2014	December 31, 2013
Federal income tax benefit attributed to:
Net operating loss	277,000	409,900
Valuation allowance	(277,000)	(409,900)
Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:	December 31, 2014	December 31, 2013
Deferred tax attributed:
Net operating loss carryover	1,726,400	1,449,400
Less: change in valuation allowance	(1,726,400)	(1,449,400)
Net deferred tax asset	-	-

At December 31, 2014, the Company had an unused net operating loss carry-forward approximating $5,077,600 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.
Note F - LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% per quarter.

During the year ended December 31, 2014, the Company repaid $145,000 of the loan payable with 145,000 shares of the Company's common stock valued at $145,000. As of December 31, 2014, the remaining balance payable was $10,769 including accrued interest of $2,221.

NOTE G - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $8,400 for the years ended December 31, 2014 and 2013.

NOTE H – EQUITY

During the year ended December 31, 2013, the Company made the following Common Stock issuances:

1)	1,000,000 shares were issued to the Company's President per the terms of IP assignment agreement valued at $1,000,000.
2)	116,750 shares were issued in exchange for services rendered valued at $116,750.

During the year ended December 31, 2014, the Company made the following Common Stock issuances:

1)	121,667 shares of common stock to various individuals for cash proceeds of $156,500;
2)	145,000 shares of the Company's common stock valued at $145,000 to repay $145,000 of the related party line of credit.
3)	461,334 shares of common stock valued at $627,001 to five consultants in exchange for services.
4)	25,000 shares of common stock valued at $25,000 to members of the Board of Directors in exchange for services.

Subsequent to year ended December 31, 2014, and prior to the date of this report, the Company made the following Common Stock issuances:

3)	26,667 shares of common stock valued at $40,000 to two consultants in exchange for services.
4)	10,000 shares of common stock valued at $15,000 to three members of the Board of Directors in exchange for services.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate. Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.
2)	We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.
3)	We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements and periodically make backups of the Company's data; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:  There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS: The following table sets forth the names, positions and ages of the current SAI Directors and Officers. Directors are elected during the annual shareholders' meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board. None of our Directors is independent per NASDAQ listing standards.

Director/Officer	Age	Position/Office

Chris Hymel	57	Director, President/Treasurer
Malcolm Skolnick	79	Director, Secretary
Ron Stubbers	52	Director, Vice-President
Richard Seltzer	60	Director

All directors hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members.  In the year-ended December 31, 2014 one of our directors, Karl Zercoe, resigned.

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

Malcolm Skolnick (Secretary, Director):  Dr. Skolnick received his Ph.D. in physics from Cornell University and J.D. from the University of Houston Law Center. He retired in 2008 after ten years as a Director, President/CEO of CytoGenix, Inc., a publicly traded, development stage biotechnology firm in Houston Texas. Prior to joining CytoGenix, Dr. Skolnick, a tenured professor, held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health (SPH) of the University of Texas Health Science Center, Houston (UT Health). In addition to his service as a Department Chair in the Medical School and professorial duties, Dr. Skolnick directed the UT Health Office of Technology Management, overseeing the University's activities in protecting and licensing its technology portfolio.
Dr. Skolnick headed the UT Health Neurophysiology Research Center and served as principal investigator of several clinical trials in pain management, smoking cessation and reduction of withdrawal symptoms in drug addiction. He also serves as Director and Vice President of the Southwest Health Technology Foundation, Resolution Forum, Inc., Responsible Community Design International, Inc., and Hudson Forest Homeowners' Association. He has served as an expert witness in intellectual property, product liability, and accident reconstruction matters. Dr. Skolnick is a registered patent attorney, patented inventor and is licensed to practice law in the State of Texas. In addition to his service on various corporate boards, since his retirement from CytoGenix, Inc., he has been active in patent prosecution and licensing for selected clients and has been an invited lecturer at several local universities.

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

AUDIT COMMITTEE:  We do not have an audit committee financial expert, as the cost related to retaining a financial expert at this time is prohibitive. Further, our President has the requisite financial experience and knowledge, thus, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES: We have no employees other than our directors/officers of which only the President/Treasurer devotes full time to company matters. Others devote time as needed. We intend to hire employees on an as needed basis.

FAMILY RELATIONSHIPS: There are no family relationships among our directors, executive officers, director nominees or significant employees.

Item 11. Executive Compensation

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. The summary compensation table below shows certain compensation information paid for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during years ended December 31, 2014 and 2013. Other than as set forth below, no executive officer's total annual compensation exceeded $100,000 during our last fiscal period.

SUMMARY COMPENSATION TABLE:

Name & Position	Year or Period	Salary	Bonus	Stock Awards (1)	Options Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total

C Hymel Pre./Treas	2013	$27,000	0	$81,000	0	0	0	$4,078	$112,078
C Hymel Pres/Treas	2014	$103,000	0	$5,000	0	0	0	$2,150	$110,150
(1) Non-cash compensation: Equity issued for services rendered
(2) Reimbursement of medical and professional development expenses

SAI entered into a consulting agreement with Dr. Chris M. Hymel, the Company President, whereby he was compensated at $108,000 per year in 2014 and 2013, plus limited reimbursement of medical and professional development expenses.  Dr. Hymel is expected to devote essentially full-time (at least 40 hours/week) on activities related to the Company. The term of the agreement is year-to-year but may be terminated by giving one month's notice. Eligible medical and professional development expenses are either paid or reimbursed in cash and annual compensation for services rendered has been in the form of equity, specifically common stock, for years ended December 31, 2014 and 2013.

In year ending December 31, 2013, Dr Skolnick received $5,000, in the form of equity (common stock) in exchange for services related to intellectual property protection. During the year ended December 31, 2014, Mr. Seltzer received $10,000 and Dr. Skolnick, Mr. Stubbers and Mr. Zercoe each received $5,000 (for a total of $15,000) in the form of equity (common stock) in exchange for services.  Other than as described above, all other directors and executive officers received well under less than $10,000 compensation in the same periods, also in the form of equity (common stock) in exchange for their services. No executive officers received a bonus or deferred compensation.

Other Executive Officer Compensation (to date):

Outstanding Equity Awards:	None
Option Exercises/Stock Vested Table:	None
Pension Benefits Table:	None
Non-qualified Deferred Compensation Table:	None
All Other Compensation Table:	None
Perquisites Table:	None

There are no employment contracts, compensatory plans or arrangements (except as referenced above for the Company President), including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company. Nor are there any agreements or understandings for any director or officer to resign at the request of another person. None of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

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

CORPORATE GOVERNANCE:  Currently, the Company has no formal Audit or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is authorized to issue 100,000,000 shares of common stock, with no par value. Holders of common stock are entitled to one vote per share on all matters subject to shareholder vote. The common stock has no cumulative, preemptive or other subscription rights. All of the presently issued shares of common stock are fully paid and non-assessable. The Board of Directors may declare dividends payable to holders of common stock out of legally available funds. If the Company is liquidated or dissolved, holders of shares of common stock will be entitled to share ratably in any assets of the Company remaining after satisfaction of all of its liabilities. As of December 31, 2014, 10,273,410 shares had been issued to 173 shareholders.

The following table sets forth the number of shares of common stock that are beneficially owned as of December 31, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, (iii) all officers and directors as a group and, (iv) all officers and directors and each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as a group. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

Name of Beneficial Owner	Title of Class	Amount/Nature of Beneficial Ownership(1)	Percent of Class (5)
Chris Hymel, Director/Officer(2,4)	Common	4,540,013	44.2%
Ray and Tricia Corkran(3,4)	Common	821,250	8.0%
Malcolm Skolnick, Director/Officer(2,4)	Common	296,834	2.9%
Ron Stubbers, Director/Officer(2,4)	Common	266,250	2.6%
Richard C. Seltzer, Director(2)	Common	118,000	1.2%
Officers/Directors as a group (5 total)	Common	5,297,347	50.8%
Officers/Directors & Shareholders owning > 5% as a group (6 total)	Common	6,111,597	58.8%

(1) Beneficial ownership is determined in accordance with SEC rules, and   includes any shares as to which the stockholder has sole or shared voting power or investment power. Any indication herein, regarding beneficial ownership, is not an admission, on the part of the stockholder, that he, she or it is a direct or indirect beneficial owner of those shares.
(2) The address for all Directors/Officers: 2520 CR 81, Rosharon, TX  77583
(3) The address for the Corkrans: 321 Grand Ranch Lane, Friendswood, TX 77546
(4) Includes shares held by spouses and minor children.
(5) The percent of class is based on 10,273,410 shares of common stock issued and outstanding as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company owes its President, Chris M Hymel, $10,769 as of December 31, 2014, in the form of an unsecured loan (Line of Credit).  The note is due on demand and bears 2.5% interest per quarter. The Company currently leases office space, from its President, on a month to month basis at a rate of $700 per month. The Company obtained rights to the intellectual property though an assignment agreement with its President (discussed in greater detail in Note B - Intellectual Property of the Financial Statements.

Other than the President's compensation, related transactions,  discussed previously, since the company's inception, there has not been, nor is there currently proposed, any transaction or series of similar transactions with related parties to which the Company was or will be a party:
  1) In which the amount involved exceeds $120,000; and
  2) In which any director, executive officer, shareholder who beneficially owns 5% or more of SAI common stock, or any member of their immediate family, had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE The Company has not established its own definition for determining whether its directors and nominees for directors are 'independent' nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. None of the Company's current directors are considered independent as determined by the NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

As of the date of this report, the Company has incurred approximately $13,350 in fees to our principal independent accountants for professional services rendered in connection with the reviews and audits of our financial statements for the year ended December 31, 2014 and 2013 and quarters ended September 31, June 30, and March 31, 2014 and 2013.

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

Dated: March 24, 2015	SIGNAL ADVANCE, INC.
By: /s/ Chris M. Hymel

Chris M. Hymel, President/Treasurer

   Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris M. Hymel	Chairman: Board of Directors, President and Treasurer	March 24, 2015
Chris M. Hymel	(Principal Executive, Financial and Accounting Officer)

/s/ Malcolm H. Skolnick	Member: Board of Directors, Secretary	March 24, 2015
Malcolm H. Skolnick

/s/ Richard C. Seltzer	Member of the Board of Directors	March 24, 2015
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