Form 10-K/A
period 2014-12-31
Signal Advance Inc
filed 2015-04-03
CIK 1545061

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

As of March 31, 2015, the registrant had 10,305,077 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Signal Advance, Inc. (the "Company") is filing this Amendment No. 1 (this "Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Form 10-K"), as originally filed with the Securities and Exchange Commission on March 31, 2015. This Form 10-K/A, which replaces in its entirety the Original Form 10-K, is being filed to:

1) include an updated Report of Independent Registered Public Accounting Firm (on Page 16), and

2) correct typographical and formatting errors found in the Original Form 10-K.

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
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Signal Advance, Inc.
Rosharon, Texas

We have audited the accompanying balance sheet of Signal Advance, Inc., (the "Company") as of December 31, 2014 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Signal Advance, Inc., as of December 31, 2013, were audited by other auditors whose report dated January 28, 2014 expressed an unqualified opinion on those statements.

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
March 27, 2015

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
10,273,410 as of December 31, 2014
9,520,409 as of December 31, 2013
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

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Changes in Shareholders' Equity (Deficit)
Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Accumulated Other		Total
			Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2012	8,403,659	$-	3,060,084	$(24,917)	$(3,032,303)	$2,864

Shares Issued for services	1,116,750	-	1,116,750	-	-	1,116,750

Net Loss	-	-	-	-	(1,205,659)	(1,205,659)

Balance as of December 31, 2013	9,520,409		4,176,834	(24,917)	(4,237,962)	(86,045)

Shares issued for cash	121,667	-	156,500	-	-	156,500

Shares issued for services	486,334	-	652,001	-	-	652,001

Shares issued for payment of related party line of credit	145,000	-	145,000	-	-	145,000

Net Other Comprehensive Loss	-	-	-	(13)	-	(13)

Net Loss					(814,867)	(814,867)

Balance as of December 31, 2014	10,273,410	$-	$5,130,335	$(24,930)	$(5,052,829)	$52,576

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

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2015	SIGNAL ADVANCE, INC.
By: /s/ Chris M. Hymel

Chris M. Hymel, President/Treasurer

   Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris M. Hymel	Chairman: Board of Directors, President and Treasurer	April 2, 2015
Chris M. Hymel	(Principal Executive, Financial and Accounting Officer)

/s/ Malcolm H. Skolnick	Member: Board of Directors, Secretary	April 2, 2015
Malcolm H. Skolnick

/s/ Richard C. Seltzer	Member of the Board of Directors	April 2, 2015
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