Form 10-Q
period 2015-03-31
Signal Advance Inc
filed 2015-05-15
CIK 1545061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2015

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
Yes [  ] No [X]

The market value of the common equity held by non-affiliates: $5,286,480 based on a $1.00 closing price of the registrant's common stock as of the last business day of the registrant's year ended March 31, 2015.

As of May 13, 2015, the registrant had 10,330,077 shares of common stock, no par value, issued and outstanding.

PART I

ITEM 1.  Financial Statements and Supplementary Data

SIGNAL ADVANCE, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Three Months Ended March 31, 2015

Signal Advance, Inc.
Balance Sheets
As of March 31, 2015 and December 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash or Cash Equivalent	$4,125	$37,177
Total Current Assets	4,125	37,177
Property and Equipment, net	4,665	4,730
Total Property and Equipment, net	4,665	4,730
Other Assets
Long-Term Investments	-	21,438
Total Other Assets	-	21,438
TOTAL ASSETS	$8,790	$63,345
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Line of Credit - Shareholder	$25,945	$10,769
Total Liabilities	25,945	10,769
Commitments
Shareholders' deficit
Common Stock - $0 par value
100,000,000 shares authorized
- shares issued and outstanding
10,305,077, as of March 31, 2015
10,273,410, as of December 31, 2014	-	-
Additional paid-in capital	5,177,835	5,130,335
Accumulated other comprehensive loss	(24,930)	(24,930)
Accumulated deficit	(5,170,060)	(5,052,829)
Total shareholders' equity (deficit)	(17,155)	52,576
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$8,790	$63,345

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Operations
Three Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31, 2015	March 31, 2014

Revenue	$-	$-
Cost of revenue	-	-
Gross Profit	-	-

Expense
General & Administrative	8,568	8,642
Depreciation	368	415
Intellectual Property	2,690	7,418
Professional Services	71,417	16,686
Impairment expense	21,438	-
Research & Development	12,750	10,000
Total Expense	117,231	43,161
Net loss	$(117,231)	$(43,161)

Components of comprehensive loss:
Unrealized loss on available for sale securities	-	(13)
Comprehensive loss	-	(13)
Comprehensive loss	$(117,231)	$(43,174)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	10,287,132	9,662,409

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Cash Flow
Three Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(117,231)	$(43,161)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation	368	415
Impairment of investment	21,438	-
Stock Compensation	47,500	100,000
Net cash provided by (used in) Operating Activities	(47,925)	57,254
INVESTING ACTIVITIES
Purchase of property and equipment	(303)	(660)
Net cash used in Investing Activities	(303)	(660)
FINANCING ACTIVITIES
Capital Investment: Cash	-	42,000
Line of Credit - Shareholder, net	15,176	(81,599)
Net cash provided by (used in) Financing Activities	15,176	(39,599)
Net cash increase (decrease) for period	(33,052)	16,995
Cash at beginning of period	37,177	11,497
Cash at end of period	$4,125	$28,492

Supplemental Disclosure
Interest paid	$633	$898
Non-Cash Transactions:
Unrealized loss on available for sale securities	$-	$13
Repayment of line of credit – shareholder in common stock	$-	$100,000

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Notes to Financial Statements
March 31, 2015
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company's 10-K for the year ended December 31, 2014 should be read in conjunction with this report.

RECLASSIFICATIONS: For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2015.

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

Adjustments are made for impairment annually based on an impairment analysis per ASC 350-20-65-1 where the Company compares whether the fair value of the investment is less than its carrying amount which would result in impairment. The Company has recognized impairment as the LLC is dormant, currently having no commercial activity and no such activity is anticipated in the foreseeable future. As such, an adjustment for impairment was made during the three month period ended March 31, 2015 for the entire carrying value $21,438.

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

During the three month period ended March 31, 2015 and 2014, the Company recognized no revenue.

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

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization (FASB ASC 740). As of March 31, 2015, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

NOTE B - INTELLECTUAL PROPERTY
Intellectual property protection is being pursued for the specifically identifiable intellectual property (IP) termed Signal Advance technology. The following table lists the patent applications and issued patents and their respective status:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Issued May 2013
China	ZL 200880015288.2	Issued Nov. 2012
Europe	EP 08 75 4879.8	Under examination
Mexico	325278	Issued Apr. 2014
India	3465/KOLNP/2009	Not yet examined

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

The costs incurred in acquiring intellectual property assignments as well as the pursuit of domestic and international patent and trademark protection are expensed (included as "Intellectual Property" under expenses on the Statements of Operations. These costs include expenses to prepare and prosecute patent applications and protect the IP, include filing and issuance fees, fees for consultants, experts, advisors, patent attorneys, including foreign associates, patent applications, claims and other amendments, responses to office actions, etc. Any patent infringement case may hinder the Company's ability to generate revenues.

NOTE C - AVAILABLE FOR SALE SECURITIES

Approximate cost and fair value of available for sale securities (acquired January 10, 2011) as of March 31, 2015 and December 31, 2014 are as follows:

		Cost Gross	Gain(Loss)	Fair Value
Equity Securities Available for Sale	March 31, 2015	$25,000	$(25,000)	-
Equity Securities Available for Sale	December 31, 2014	$25,000	$(25,000)	-

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015 and December 31, 2014 are summarized as follows:
	March 31, 2015	December 31, 2014
Cost / Basis	$128,778	$128,475
Accumulated depreciation	(124,113)	(123,745)
Total property and equipment, net	$4,665	$4,730

Depreciation expense during the three months ended March 31, 2015 and 2014 were $368 and $415, respectively.

Note E – LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% per quarter.

As of March 31, 2015, the remaining balance payable was $25,945 including accrued interest of $633.

NOTE F - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $2,100 for the three months ended March 31, 2015 and 2014.

NOTE G – EQUITY

During the three months ended March 31, 2015, the Company made the following Common Stock issuances:

1)	21,667 shares of common stock valued at $32,500 to consultants in exchange for services.
2)	10,000 shares of common stock valued at $15,000 to three members of the Board of Directors in exchange for services.

Subsequent to March 31, 2015, the Company issued 25,000 shares of common stock valued at $25,000 to consultants in exchange for services.

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

INCOME:  In the three month periods ended March 31, 2015 and 2014, the Company recognized no revenue.

EXPENSES:  Expenses are classified into the following broad categories: Depreciation, impairment, Intellectual Property, Professional Services, Research & Development, Sales & Marketing and General & Administrative. SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working for us full-time. Professional Services includes expenses for accounting, legal, transfer agent and director's fees.

Expenses for the three month period ended March 31, 2015 and 2014, were as follows:

	March 31, 2015	March 31, 2014
General & Administrative	$8,568	$8,642
Intellectual Property	2,690	7,418
Professional Services	71,417	16,686
Research & Development	12,750	10,000
Impairment expense	21,438	-
Depreciation	368	415
Total Expense	$117,231	$43,161

The increase in expenses during the three month period ended March 31, 2015 for Professional Services reflects expenses related to the 1) seeking capital to fund on-going efforts related to in scientific, technical and commercial validation, business development and investigation into specific applications for our proprietary technology, and, 2) fulfillment of independent audit and reporting requirements of the Securities and Exchange Commission.  Impairment expense related to impairment of investment in LLC.

LIQUIDITY AND CAPITAL ASSETS

CURRENT ASSETS:  As of March 31, 2015 and December 31, 2014, the Company had cash and cash equivalents of $4,125 and $37,177, respectively. These assets are used as working capital to execute the Company's business plan. The Company requires additional capital through debt or equity financing to fund operations.

PROPERTY AND EQUIPMENT, NET: Property and Equipment, net as of March 31, 2015 and December 31, 2014 were $4,665 and $4,730, respectively.

OTHER ASSETS:  During the three month period ended March 31, 2015, it was determined that a long-term investment in an LLC was impaired for the entire carrying value. The change in fair value for the long-term investment resulted in an impairment loss of $21,438 during the three month period ended March 31, 2015.

LIABILITIES:  Liabilities include a line of credit from its President which was $10,769 on December 31, 2014 and rose to $25,945 by March 31, 2015.

SHAREHOLDERS' DEFICIT:  Accumulated deficit totaled $5,170,060 on March 31, 2015, up from $5,052,829 on December 31, 2014. The shares issued and outstanding as of March 31, 2015 and December 31, 2014 were 10,305,077 and 10,273,410, respectively.

OFF-BALANCE SHEET TRANSACTIONS:  There are no off-balance sheet items, all transactions are in U.S. dollars, and SAI is not currently subject to currency fluctuations or similar market risks.

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS:  The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

AVAILABLE FOR SALE SECURITIES:  The Company holds certain investments that are treated as available-for-sale securities and stated at their fair market values. All investments are available for current operations and are classified as other assets in the balance sheet. Realized gains and losses are determined by the specific identification method and are included in 'Other Income (Loss)' in the income statement. There are currently no such available for sale securities.

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

The long-term investment was impaired for the full carrying value of $21,438 during the three month period ended March 31, 2015 as the LLC is currently dormant.

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

REVENUE RECOGNITION:  Revenue is not be recognized until it is realized or realizable and earned. An extended discussion regarding the sources of revenue expected as well as how revenue from these sources will be recognized can be found under 'Revenue Recognition' in the Financial Statements.

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the straight line method. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. Difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. As of March 31, 2015, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

Management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2015, using the criteria established in 'Internal Control-Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls - As of March 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls - As of March 31, 2015, the Company retains copies of all financial data and material agreements and periodically make backups of the Company's data; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to   unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:  There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2015, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC applicable to an Emerging Growth Company  that permit the Company to provide only management's report in this quarterly report.

PART II

ITEM 1.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.
ITEM 1A.  Risk Factors

Not applicable to smaller reporting companies.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company made the following Common Stock issuances:

1)	21,667 shares of common stock valued at $32,500 to two consultants in exchange for services.
2)	10,000 shares of common stock valued at $15,000 to three members of the Board of Directors in exchange for services.

Subsequent to March 31, 2015 the Company issued 25,000 shares of common stock valued at $25,000 to consultants in exchange for services.

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

Dated: May 15, 2015	SIGNAL ADVANCE, INC.

By: /s/ Chris M. Hymel
Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris M. Hymel	Member: Board of Directors, President	May 15, 2015
Chris M. Hymel	and Treasurer (Principal Executive, Financial and Accounting Officer)

/s/ Malcolm Skolnick	Member: Board of Directors, Secretary	May 15, 2015
Malcolm H. Skolnick

/s/ Richard C. Seltzer	Member: Board of Directors	May 15, 2015
Richard C. Seltzer