Form 10-Q
period 2015-06-30
Signal Advance Inc
filed 2015-08-11
CIK 1545061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2015

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

The market value of the common equity held by non-affiliates: $8,169,720 based on a $1.50 closing price of the registrant's common stock as of the last business day of the registrant's six month period ended June 30, 2015.

As of August 11, 2015, the registrant had 10,380,077 shares of common stock, no par value, issued and outstanding.

Contents
PART I

ITEM 1.  Financial Statements and Supplementary Data

SIGNAL ADVANCE, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Six Months Ended June 30, 2015

Contents

Signal Advance, Inc.
Balance Sheets
As of June 30, 2015 and December 31, 2014
(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash or Cash Equivalent	$14,809	$37,177
Total Current Assets	14,809	37,177
Property and Equipment, net	4,330	4,730
Total Property and Equipment, net	4,330	4,730
Other Assets
Long-Term Investments	-	21,438
Total Other Assets	-	21,438
TOTAL ASSETS	$19,139	$63,345
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Line of Credit - Shareholder	$30,414	$10,769
Total Liabilities	30,414	10,769
Shareholders' deficit
Common Stock - $0 par value
100,000,000 shares authorized
- shares issued and outstanding
10,380,077, as of June 30, 2015
10,273,410, as of December 31, 2014	-	-
Additional paid-in capital	5,265, 335	5,130,335
Accumulated other comprehensive loss	(24,930)	(24,930)
Accumulated deficit	(5,251,680)	(5,052,829)
Total shareholders' equity (deficit)	(11,275)	52,576
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$19,139	$63,345

See Accompanying Notes to the Financial Statements

Contents

Signal Advance, Inc.
Statements of Operations
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Ordinary Income/Expense
Expense
General, Selling & Administrative	$8,804	$7,664	$17,372	$16,306
Depreciation	371	415	740	830
Impairment Expense	-	-	21,438	-
Intellectual Property	1,000	1,493	3,690	8,910
Professional Services	59,945	146,231	131,361	162,917
Research and Development	11,500	7,500	24,250	17,500
Total Expense	81,620	163,303	198,851	206,463
Net loss	(81,620)	(163,303)	(198,851)	(206,463)

Components of comprehensive loss:
Unrealized loss on available for sales securities	-	-	-	(13)
Comprehensive loss	$(81,620)	$(163,303)	$(198,851)	$(206,476)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Weighted average shares outstanding
- basic and diluted	10,349,799	9,780,046	10,318,392	9,676,083

See Accompanying Notes to the Financial Statements

Contents

Signal Advance, Inc.
Statements of Cash Flow
Six Months Ended June 30, 2015 and 2014
(Unaudited)

	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net Loss	$(198,851)	$(206,463)
Adjustments to reconcile Net loss
to net cash provided by operations:
Depreciation	740	830
Impairment Expense	21,438	-
Stock compensation	85,000	125,000
Net cash used in Operating Activities	(91,673)	(80,633)
INVESTING ACTIVITIES
Purchase of property and equipment	(340)	(660)
Net cash used in Investing Activities	(340)	(660)
FINANCING ACTIVITIES
Common stock issued for cash	-	52,000
Line of credit - shareholder, net	69,645	35,769
Net cash provided by Financing Activities	69,645	87,769
Net cash (decrease) increase for period	(22,368)	6,476
Cash at beginning of period	37,177	11,497
Cash at end of period	$14,809	$17,973

Supplemental Disclosure
Interest paid	$1,375	$2,000

Non-Cash Transactions:
Unrealized loss on available for sale securities	$-	$13
Repayment of line of credit - shareholder in common stock	$50,000	$100,000

See Accompanying Notes to the Financial Statements

Contents

Signal Advance, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company's 10-K for the year ended December 31, 2014 should be read in conjunction with this report.

RECLASSIFICATIONS: For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2015.

NATURE OF OPERATIONS AND ORGANIZATION:  Signal Advance, Inc. (the Company) was incorporated in Texas on June 4, 1992, is an engineering product and procedure development and consulting firm focused on the development of applications for emerging technologies. The Company has significant experience in computer technology, distributed information systems, and data acquisition and analysis systems, as well as, medical education, intellectual property protection and medical-legal litigation support. The Company has focused its resources on the improvement of signal detection and closed-loop control  systems through the development and refinement of its proprietary "Signal Advance" technology which has potential application in a wide range of medical applications, as well as applications outside of biomedicine.

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

Contents

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company held a minor investment (3%) in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company's interest is so minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate. Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment.

Adjustments are made for impairment annually based on an impairment analysis wherein the Company compares whether the fair value of the investment is less than its carrying amount which would result in impairment. The Company has recognized impairment as the LLC is dormant, currently having no commercial activity and no such activity is anticipated in the foreseeable future. As such, an adjustment for impairment was made during the six month period ended June 30, 2015 for the entire carrying value of $21,438.

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

Contents

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

During the six month periods ended June 30, 2015 and 2014, the Company recognized no revenue.

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

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization (FASB ASC 740). As of June 30, 2015, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

Contents

NOTE B - INTELLECTUAL PROPERTY

Intellectual property protection is being pursued for the specifically identifiable intellectual property (IP) termed Signal Advance technology. The following table lists the patent applications and issued patents and their respective status:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Issued May 2013
China	ZL 200880015288.2	Issued November 2012
Europe	EP 08 75 4879.8	Under examination
Mexico	325278	Issued April 2014
India	3465/KOLNP/2009	Not yet examined

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

Contents

NOTE C - AVAILABLE FOR SALE SECURITIES

		Cost Gross	Gain(Loss)	Fair Value
Equity Securities Available for Sale	June 30, 2015	$25,000	$(25,000)	-
Equity Securities Available for Sale	December 31, 2014	$25,000	$(25,000)	-

Approximate cost and fair value of available for sale securities (acquired January 10, 2011) as of June 30, 2015 and December 31, 2014 are as follows:

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Cost / Basis	$128,815	$128,475
Accumulated depreciation	(124,485)	(123,745)
Total property and equipment, net	$4,330	$4,730

Depreciation expense during the six months ended June 30, 2015 and 2014 were $740 and $830, respectively.

NOTE E - LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% per quarter.

As of June 30, 2015, the remaining balance payable was $30,414 including accrued interest of $1,375.

NOTE F - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $4,200 for the six months ended June 30, 2015 and 2014.

NOTE G - EQUITY

During the six months ended June 30, 2015, the Company made the following Common Stock issuances:

1)	46,667 shares of common stock valued at $70,000 to consultants in exchange for services.
2)	10,000 shares of common stock valued at $15,000 to Officers and members of the Board of Directors in exchange for services.
3)	50,000 shares of common stock valued at $50,000 to partially repay line of credit-shareholder balance.

Contents

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

Our auditors have issued a going concern opinion as the Company has generated insufficient revenues to fund planned R&D, marketing and intellectual protection in the near-term. SAI will continue to rely on capital investment to cover the projected costs to execute the Company's business plan and commercialize its proprietary signal advance technology. Additional capital will be necessary to meet our long term operating requirements that will be raised through, among other things, the sale of equity or debt securities. There is no assurance that the Company will be able to raise the required capital which would result in operations being scaled back accordingly. The majority of the Company's resources are devoted to technology development and protection of its proprietary technology as well as raising the required capital to execute our business plan.

The Company is evaluating options for the microelectronic implementation of its proprietary Signal Advance technology to facilitate its valuation and implementation by potential licensees in target markets segments.  Further, we are developing plans to enter the Brain Health market, employing our proprietary Signal Advance technology to potentially improve performance of a Neural Training in order to enhance brain function.

The Company's Founder and current President, Dr. Chris M. Hymel, was recognized as the 2015 Inventor of the Year by the State Bar of Texas, Intellectual Property Section.  Selection criteria include the intellectual property (patent) itself, contribution of the invention to society and impact on Texas economy.  The award was presented on June 19, 2015, at the State Bar of Texas Annual Meeting, during the Intellectual Property Section luncheon.

INCOME:  In the six month periods ended June 30, 2015 and 2014, the Company recognized no revenue.

Contents

EXPENSES:  Expenses are classified into the following broad categories: General, Selling & Administrative, Depreciation, Impairment Expense, Intellectual Property, Professional Services and Research & Development. SAI has engaged consultants to accomplish its goals over the last two years. Given sufficient capital, the majority of these consultants have expressed interest in working for us full-time. Professional Services includes expenses for accounting, legal, transfer agent and director's fees.

Expenses for the six month periods ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Expense
General, Selling & Administrative	$17,372	$16,306
Depreciation	740	830
Impairment Expense	21,438	-
Intellectual Property	3,690	8,910
Professional Services	131,361	162,917
Research and Development	24,250	17,500
Total Expense	$198,851	$206,463

The decrease in expenses during the six month period ended June 30, 2015 for Professional Services reflects reduced expenditures following the completion of the registration process with the Securities and Exchange Commission (SEC), while continued activity related to 1) seeking capital to fund on-going efforts related to in scientific, technical and commercial validation, business development and investigation into specific applications for our proprietary technology, 2) fulfillment of independent audit and reporting requirements of the SEC, 3) on-going intellectual property protection and 4) on-going research and development expenses.

Expenses for the three month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
Expense
General, Selling & Administrative	$8,804	$7,664
Depreciation	371	415
Impairment Expense	-	-
Intellectual Property	1,000	1,493
Professional Services	59,945	146,231
Research and Development	11,500	7,500
Total Expense	$81,620	$163,303

The significant decrease in Professional Services expense during the three month period ended June 30, 2015 reflects the completion of the registration process with the Securities and Exchange Commission (SEC). Other expenses are related to on-going activities including 1) seeking capital to fund scientific, technical and commercial validation, business development and investigation into specific applications for our proprietary technology, 2) fulfillment of independent audit and reporting requirements of the SEC, 3) intellectual property protection and 4) increased research and development efforts targeting the brain health market.

Impairment expense is discussed below under "Other Assets".

Contents

LIQUIDITY AND CAPITAL ASSETS

CURRENT ASSETS:  As of June 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of $14,809 and $37,177, respectively. These assets are used as working capital to execute the Company's business plan. The Company continues to require additional capital through debt or equity financing to fund operations.

PROPERTY AND EQUIPMENT, NET: Property and Equipment, net as of June 30, 2015 and December 31, 2014 were $4,330 and $4,730, respectively.

OTHER ASSETS:  During the six month period ended June 30, 2015, it was determined that a long-term investment in an LLC was impaired for the entire carrying value as the entity discontinued operations. The change in fair value for the long-term investment resulted in an impairment loss of $21,438 during the six month period ended June 30, 2015.

LIABILITIES:  Liabilities include a line of credit from its President which was $10,769 on December 31, 2014 and $30,414 as of June 30, 2015.

SHAREHOLDERS' DEFICIT:  Accumulated deficit totaled $5,276,610 on June 30, 2015, up from $5,077,759 on December 31, 2014. The shares issued and outstanding as of June 30, 2015 and December 31, 2014 were 10,380,077 and 10,273,410, respectively.

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

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company held a minor (3%) investment in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company's interest is so minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate.  Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment.

The long-term investment was impaired for the full carrying value of $21,438 during the six month period ended June 30, 2015 as the LLC is currently dormant.

Contents

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

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. Difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. As of June 30, 2015, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

Contents

PLAN OF OPERATION AND FUNDING

We anticipate that required working capital will continue to be funded through a combination of our existing funds and further issuances of securities. Working capital requirements will likely increase in line with the business growth. Existing working capital, further advances, debt instruments, and firm commitments are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: i) technology development, ii) marketing and commercialization, and iii) intellectual property protection. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

Contents

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

Management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2015, using the criteria established in 'Internal Control-Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee – While an audit committee is not required, it is the management's view that such a committee, including a financial expert member, is an important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, we do not currently have a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2) We did not maintain appropriate cash controls - As of June 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls - As of June 30, 2015, the Company retains copies of all financial data and material agreements and periodically make backups of the Company's data; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Contents

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control - Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:  There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2015, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Contents
PART II

ITEM 1.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 1A.  Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, the Company made the following Common Stock issuances:

1)	46,667 shares of common stock valued at $70,000 to consultants in exchange for services.
2)	10,000 shares of common stock valued at $15,000 to Officers and members of the Board of Directors in exchange for services.
3)	50,000 shares of common stock valued at $50,000 to partially repay line of credit-shareholder balance.

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

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Mine Safety Disclosures

Not Applicable
ITEM 5.  Other Information

Not Applicable

Contents

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

Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNAL ADVANCE, INC.
Dated: August 11, 2015
By: /s/ Chris M. Hymel
Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris M. Hymel	Member: Board of Directors, President and Treasurer	August 11, 2015
Chris M. Hymel	(Principal Executive, Financial and Accounting Officer)

/s/ Malcolm Skolnick	Member: Board of Directors, Secretary	August 11, 2015
Malcolm H. Skolnick

/s/ Richard C. Seltzer	Member: Board of Directors	August 11, 2015
Richard C. Seltzer