Form 10-K/A
period 2014-12-31
Signal Advance Inc
filed 2015-11-10
CIK 1545061

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

                                 Amendment No. 2


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of the date of this report, the registrant had 10,460,077 shares of common stock issued and outstanding, no par value.



                               EXPLANATORY NOTE

Signal Advance, Inc. (the "Company") is filing this Amendment No. 2 (on Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Filing"), as originally filed with the Securities and Exchange Commission on March 31, 2015 and subsequently amended ("Amendment No. 1") on April 4, 2015. This Amendment No. 2 is being filed solely to 1) revise the Company's disclosure in part II, Item 9(A)T - Controls and Procedures and 2) provide new certifications from the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit or diclosure set forth in the Original Filing or Amendment No. 1.

TABLE OF CONTENTS


                                    PART II

   ITEM 9A(T) Controls and Procedures...................................4


                                    PART IV

   ITEM 15    Exhibits..................................................6

                                     PART II

Item 9A(T). Controls and Procedures

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate. Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the criteria established in 'Internal Control - Integrated Framework'
(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management concluded that the Company's disclosure controls and procedures over financial reporting were not effective as of December 31, 2014 based on material weakenesses listed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OF FINANCIAL REPORTING. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as listed below.

1) We do not have an Audit Committee - While not being legally obligated to have one, management believes that such a committee, including a financial expert member, is an important entity level control over the Company's financial statement. Currently, the Board of Directors acts as the Audit Committee, and does not include an independent member to provide the necessary oversight over management's activities.

2) We did not maintain appropriate cash controls - Due to accounting resource limitations, as of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process based on the failure to segregate cash handling and accounting functions, and the lack of the requirement for dual signatures on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls - As at December 31, 2014, the Company retains copies of all financial data and material agreements and periodically make backups of the Company's data; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

As such, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

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

                                  PART IV

Item 15. Exhibits


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



Dated: November XX, 2015
SIGNAL ADVANCE, INC.


                                       By: /s/ Chris M. Hymel




                                        Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE                 TITLE                              DATE
-----------------------   -------------------------------    -----------------

/s/ Chris M. Hymel        Member, Board of Directors,        November XX, 2015
Chris M. Hymel            President and Treasurer
                          (Principal Executive, Financial
                           and Accounting Officer)


/s/ Malcolm H. Skolnick   Member: Board of Directors,        November XX, 2015
Malcolm H. Skolnick       Secretary


/s/ Richard C. Seltzer    Member of the Board of Directors   November XX, 2015
Richard C. Seltzer