Form 10-K/A
period 2014-12-31
Signal Advance Inc
filed 2015-11-10
CIK 1545061

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

                                 Amendment No. 3


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



                               EXPLANATORY NOTE

Signal Advance, Inc. (the "Company") is filing this Amendment No. 3 (on Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Filing"), as originally filed with the Securities and Exchange Commission on March 31, 2015 and subsequently amended ("Amendment No. 1") on April 4, 2015. This Amendment No. 3 is being filed solely to correct typographical errors on page 7, and 2) provide new certifications from the Chief Executive Officer and Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit or diclosure set forth in the Original Filing or the subsequent Amendment Nos. 1 or 2.

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



Dated: November 10, 2015
SIGNAL ADVANCE, INC.


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

SIGNATURE                 TITLE                              DATE
-----------------------   -------------------------------    -----------------

/s/ Chris M. Hymel        Member, Board of Directors,        November 10, 2015
Chris M. Hymel            President and Treasurer
                          (Principal Executive, Financial
                           and Accounting Officer)


/s/ Malcolm H. Skolnick   Member: Board of Directors,        November 10, 2015
Malcolm H. Skolnick       Secretary


/s/ Richard C. Seltzer    Member of the Board of Directors   November 10, 2015
Richard C. Seltzer