Form 10-Q/A
period 2015-03-31
Signal Advance Inc
filed 2015-11-10
CIK 1545061

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of November 10, 2015, the registrant had 10,460,077 shares of common stock issued and outstanding.


                               EXPLANATORY NOTE

Signal Advance, Inc. (the "Company") is filing this Amendment No. 1 (on Form 10-K/A) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the "Original Filing"), as originally filed with the Securities and Exchange Commission on May 15, 2015. This Amendment No. 1 is being filed solely to 1) revise the Company's disclosure in Part I, Item 4 - Controls and Procedures and 2) provide new certifications from the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit or diclosure set forth in the Original Filing.

TABLE OF CONTENTS


                                    PART I

   ITEM 4   Controls and Procedures...................................4


                                    PART II

   ITEM 6   Exhibits..................................................5

ITEM 4.  Controls and Procedures

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES:

Management of the Company is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, management evaluated, with the participation of the Company's President, who serves as both our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures. Management concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K, and subsequent Amendments #1 and 2 (on Form 10-K/A) for the year ended December 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                  PART II
Item 6. Exhibits


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