Form 10-Q/A
period 2015-06-30
Signal Advance Inc
filed 2015-11-10
CIK 1545061

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of the date of the report, the registrant had 10,460,077 shares of common stock issued and outstanding.


                               EXPLANATORY NOTE

Signal Advance, Inc. (the "Company") is filing this Amendment No. 1 (on Form 10-K/A) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the "Original Filing"), as originally filed with the Securities and Exchange Commission on August 11, 2015. This Amendment No. 1 is being filed solely to 1) revise the Company's disclosure in Part I, Item 4 - Controls and Procedures and 2) provide new certifications from the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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