Form 10-Q
period 2015-09-30
Signal Advance Inc
filed 2015-11-13
CIK 1545061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The market value of the common equity held by non-affiliates totals $5,088,314 based on a $0.95 closing price of the registrant’s common stock as of the last business day of the registrant’s nine month period ended September 30, 2015.

As of November 13, 2015, the registrant had 10,460,077 shares of common stock issued and outstanding, no par value.

PART I

ITEM 1.   Financial Statements and Supplementary Data

SIGNAL ADVANCE, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Nine Months Ended September 30, 2015

TABLE OF CONTENTS

Signal Advance, Inc.
Balance Sheets
As of September 30, 2015 and December 31, 2014
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash or Equivalent	$1,659	$37,177
Total Current Assets	1,659	37,177
Property and equipment, net	4,283	4,730
Total property and equipment, net	4,283	4,730
Other Assets
Long-Term Investments	-	21,438
Total Other Assets	-	21,438
TOTAL ASSETS	$5,942	$63,345
LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Line of credit - shareholder	$58,012	$10,769
Total Liabilities	58,012	10,769
Shareholders' equity (deficit)
Common Stock - $0 par value
100,000,000 shares authorized - shares issued and outstanding
10,273,410 as of December 31, 2014
10,380,077 as of September 30, 2015	5,265,335	5,130,335
Accumulated Deficit	(5,292,475)	(5,052,829)
Accumulated Other Comprehensive Loss	(24,930)	(24,930)
Total shareholders' equity (deficit)	(52,070)	52,576
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$5,942	$63,345

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses
General and Administrative	$8,625	$6,385	$25,997	$22,690
Sales and Marketing	-	450,000	-	450,000
Intellectual Property	3,500	-	7,190	8,910
Professional Services	16,243	101,358	147,605	277,775
Research and Development	12,000	1,500	36,250	5,500
Impairment of long-term investment	-	-	21,438	-
Depreciation	427	415	1,166	1,245
Total operating expenses	40,795	559,658	239,646	766,120
Net loss	(40,795)	(559,658)	(239,646)	(766,120)
Components of comprehensive loss
Unrealized loss on available for sale securities	-	-	-	(13)
Comprehensive loss	$(40,795)	$(559,658)	$(239,646)	$(766,133)
Net loss per Share - basic and diluted	$(0.00)	$(0.06)	$(0.02)	$(0.08)
Weighted average shares outstanding - basic and diluted	$10,380,077	$10,111,380	$10,339,180	$9,821,626

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Statements of Cash Flow
Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
OPERATING ACTIVITIES
Net loss	$(239,646)	$(766,120)
Adjustments to reconcile Net loss to cash used in operations:
Depreciation	1,166	1,245
Stock compensation	85,000	635,000
Impairment on long-term investment	21,438	-
Net cash used in Operating Activities	(132,042)	(129,875)
INVESTING ACTIVITIES
Purchase of property and equipment	(719)	(660)
Net cash used in Investing Activities	(719)	(660)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	156,500
Line of Credit - Shareholder, net	97,243	33,892
Net cash provided by Financing Activities	97,243	190,392
Net cash change for period	(35,518)	59,857
Cash at beginning of period	37,177	11,497
Cash at end of period	$1,659	$71,354
Supplemental Disclosure
Interest paid	$2,790	$2,068
Non-Cash Transactions:
Unrealized loss on available for sale securities	$-	$13
Repayment of line of credit – shareholder in Common Stock	$50,000	$145,000

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company's 10-K and Amendments #1, #2  and #3 (on Form 10-K/A) for the year ended December 31, 2014 should be read in conjunction with this report.

RECLASSIFICATIONS: For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2015.

NATURE OF OPERATIONS AND ORGANIZATION:  Signal Advance, Inc. (the Company) was incorporated in Texas on June 4, 1992, is an engineering product and procedure development and consulting firm focused on the development of applications for emerging technologies. The Company has significant experience in computer technology, distributed information systems, signal detection and generation, data acquisition and analysis systems, as well as, intellectual property protection and medical-legal litigation support. The Company has focused its resources on the improvement of signal detection and closed-loop control systems through the development and refinement of its proprietary "Signal Advance" technology which has potential application in a wide range of medical applications, as well as applications outside of biomedicine.

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

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company held a minor investment (3%) in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company’s interest is sufficiently minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate. Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment.

Adjustments are made for impairment annually based on an impairment analysis wherein the Company compares whether the fair value of the investment is less than its carrying amount which would result in impairment. The Company has recognized impairment as the LLC is dormant, currently having no commercial activity and no such activity is anticipated in the foreseeable future. As such, an adjustment for impairment was made during the nine month period ended September 30, 2015 for the entire carrying value $21,438.

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

Combined License/Consulting Revenue - License agreements may also include consulting services to facilitate the use of the Company's IP, in which case the arrangement may include multiple deliverables. If the client depends on the consulting services of the Company to bring value to the license then the license and consulting services will be considered a single unit of accounting. If the license has value to the client, independent of the consulting services provided by the Company, then each deliverable has value on a standalone basis. As such each delivered item or items shall be considered a separate unit of accounting.

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

During the nine month periods ended September 30, 2015 and 2014, the Company recognized no revenue.

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

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. As of September 30, 2015, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

NOTE B - INTELLECTUAL PROPERTY

Intellectual property protection is being pursued for the specifically identifiable intellectual property (IP) termed Signal Advance technology. The following table lists status of the patent applications and issued patents:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Issued May 2013
China	ZL 200880015288.2	Issued November 2012
Europe	EP 08 75 4879.8	Under examination
Mexico	325278	Issued April 2014
India	3465/KOLNP/2009	Not yet examined

Additional patent submissions related to specific applications, SA circuit configurations, and signal processing techniques are in preparation.

The IP derives from an assignment of the IP to the Company in the form of a patent application filed with the USPTO as well as any patents which issue or have issued as a result of U.S. and related international patent applications.

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

NOTE C - AVAILABLE FOR SALE SECURITIES

Approximate cost and fair value of available for sale securities (acquired January 10, 2011) as of September 30, 2015 and December 31, 2014 are as follows:

		Cost Gross	Gain (Loss)	Fair Value
Equity Securities Available for Sale	September 30, 2015	$25,000	$(25,000)	-
Equity Securities Available for Sale	December 31, 2014	$25,000	$(25,000)	-

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Cost / Basis	$129,194	$128,475
Accumulated depreciation	(124,911)	(123,745)
Total property and equipment, net	$4,283	$4,730

Depreciation expense during the nine months ended September 30, 2015 and 2014 were $1,166 and $1,245, respectively.

NOTE E - LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% per quarter.

As of September 30, 2015, the remaining balance payable was $58,012 including accrued interest of $2,790.

NOTE F - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $6,300 for the nine months ended September 30, 2015 and 2014.

NOTE G - EQUITY

During the nine months ended September 30, 2015, the Company made the following Common Stock issuances:

1)	46,667 shares of common stock valued at $70,000 to consultants in exchange for services.
2)	10,000 shares of common stock valued at $15,000 to Officers and members of the Board of Directors in exchange for services.
3)	50,000 shares of common stock valued at $50,000 to partially repay the line of credit-shareholder balance.

Subsequent to September 30, 2015, the Company issued 80,000 shares of common stock valued at $60,000 to partially repay the line of credit-shareholder balance.

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

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, thus, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our auditors have issued a going concern opinion as the Company has generated insufficient revenues to fund planned R&D, marketing and intellectual protection in the near-term. SAI will continue to rely on capital investment to cover the projected costs to execute the Company's business plan and commercialize its proprietary signal advance technology. We will require additional capital to meet our long term operating requirements. We anticipate raising additional capital through, among other things, the sale of equity or debt securities. There is no assurance that we will be able to raise the required capital which would result in operations being scaled back accordingly. The majority of the Company's resources are devoted to technology development and protection of its proprietary technology as well as raising the required capital to execute our business plan.

The Company is evaluating options for the microelectronic implementation of its proprietary Signal Advance technology to facilitate its use in a variety of applications.  The Company is also pursuing entry into enter the Brain Health market, developing plans to apply its proprietary Signal Advance technology to a Neural Training system to potentially improve brain function. The Company is pursuing a relationship with technologists experienced in developing electronics for the Neural Training system prototyping as well as instrumentation for use in the oil and gas industry segments of the energy market with the goal of applying Signal Advance technology to improve sensor/instrument performance.

The Company’s Founder and current President, Dr. Chris M. Hymel, was recognized as the 2015 Inventor of the Year by the State Bar of Texas, Intellectual Property Section. Selection was based on the intellectual property (patent) underlying Signal Advance technology, potential contribution of the invention to society and impact on Texas economy.

INCOME:  In the three and nine month periods ended September 30, 2015 and 2014, the Company recognized no revenue.

OPERATING EXPENSES: Operating expenses are classified into the following broad categories: General, Selling & Administrative, Depreciation, Impairment Expense, Intellectual Property, Professional Services and Research & Development. SAI has engaged consultants to accomplish its goals over the last two years the majority of which have expressed interest in working for us full-time. Professional Services also includes expenses for accounting, legal, transfer agent and director's fees.

Operating expenses for the three month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Operating expenses
General, Selling & Administrative	$8,625	$6,385
Sales & Marketing	-	450,000
Depreciation	427	415
Intellectual Property	3,500	-
Professional Services	16,243	101,358
Research and Development	12,000	1,500
Impairment of long-term investment	-	-
Total operating expenses	$40,795	$559,658

The decrease in expenses during the three month period ended September 30, 2015 for Professional Services reflects reduced expenditures following the completion of the registration process with the Securities and Exchange Commission (SEC), while activity related to  1) seeking capital to fund on-going efforts related to in scientific, technical and commercial validation, business development and investigation into specific applications for our proprietary technology, and, 2) fulfillment of independent audit and reporting requirements of the SEC, continues. Activity increased in the areas of research and development and intellectual property protection.

Operating expenses for the nine month periods ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Operating expenses
General, Selling & Administrative	$25,997	$22,690
Sales & Marketing	-	450,000
Depreciation	1,166	1,245
Intellectual Property	7,190	8,910
Professional Services	147,605	277,775
Research and Development	36,250	5,500
Impairment of long-term investment	21,438	-
Total operating expenses	$239,646	$766,120

The decrease in expenses during the nine month period ended September 30, 2015 for Professional Services reflects reduced expenditures following the completion of the registration of our Common Stock with the Securities and Exchange Commission (SEC). Continuing activity is related to 1) seeking capital for business development and execution of our business plan, 2) scientific, technical and commercial validation and investigation into specific applications for our proprietary technology, and, 3) fulfillment of independent audit and reporting requirements of the SEC. Research and development activity increased during this period as the Company investigates  new applications for its technology. Impairment expense  for a long-term investment is discussed below.

LIQUIDITY AND CAPITAL ASSETS

CURRENT ASSETS:  As of September 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of $1,659 and $37,177, respectively. These assets are used as working capital to execute the Company's business plan. The Company continues to require additional capital through debt or equity financing to fund operations.

PROPERTY AND EQUIPMENT, NET: Property and Equipment, net as of September 30, 2015 and December 31, 2014 were $4,283 and $4,730, respectively.

OTHER ASSETS:  A long-term investment in an LLC was impaired for the entire carrying value as the entity discontinued operations. The change in fair value for the long-term investment resulted in an impairment loss of $21,438 in the nine month period ended September 30, 2015.

LIABILITIES:  Liabilities include a line of credit from its President which was $10,769 on December 31, 2014 and rose to $58,012 by September 30, 2015.

SHAREHOLDERS' DEFICIT:  Accumulated deficit totaled $5,292,475 on September 30, 2015, up from $5,052,829 on December 31, 2014. The shares issued and outstanding as of September 30, 2015 and December 31, 2014 were 10,380,077 and 10,273,410, respectively.

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

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company held a minor (3%) investment in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. However, the Company’s interest is so minor as a limited partner that the Company had virtually no influence over the operating and financial policies of the LLC.  As such, accounting for the investment using the cost method is appropriate.  Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor's share of earnings after the date of the investment are applied to reduce the carrying value of the investment.  The long-term investment was impaired for the full carrying value of $21,438 during the nine month period ended September 30, 2015 as the LLC is no longer active.

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

REVENUE RECOGNITION:  Revenue is not recognized until it is realized or realizable and earned. An extended discussion regarding the sources of revenue expected as well as how revenue from these sources will be recognized can be found under 'Revenue Recognition' in the Financial Statements.

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the straight line method. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

INCOME TAXES:  The Company takes an asset and liability approach to financial accounting and reporting for income taxes. Difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. As of September 30, 2015, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

PURCHASE OF SIGNIFICANT EQUIPMENT: We do not intend to purchase any significant equipment during the next three months.

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

As of the end of our quarter covered by this report, management evaluated, with the participation of the Company’s President, who serves as both our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures. Management concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K, and subsequent Amendments #1 and 2 (on Form 10-K/A) for the year ended December 31, 2014.

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

ITEM 1A.  Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, the Company made the following Common Stock issuances:

1)	46,667 shares of common stock valued at $70,000 to consultants in exchange for services.
2)	10,000 shares of common stock valued at $15,000 to Officers and Members of the Board of Directors in exchange for services.
3)	50,000 shares of common stock valued at $50,000 to partially repay the line of credit-shareholder balance.

Subsequent to September 30, 2015, the Company issued 80,000 shares of common stock valued at $60,000 to partially repay the line of credit-shareholder balance.

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

Dated: November 13, 2015	SIGNAL ADVANCE, INC.

By: /s/ Chris M. Hymel
Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris M. Hymel	Member: Board of Directors, President and Treasurer (Principal Executive, Financial and Accounting Officer)	November 13, 2015
Chris M. Hymel

/s/ Malcolm Skolnick	Member: Board of Directors, Secretary	November 13, 2015
Malcolm H. Skolnick

/s/ Richard C. Seltzer	Member: Board of Directors	November 13, 2015
Richard C. Seltzer