Form 10-K/A
period 2014-12-31
Signal Advance Inc
filed 2015-11-24
CIK 1545061

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

                                 Amendment No. 4


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of November 24, 2014, the registrant had 10,460,077 shares of common stock issued and outstanding, no par value.



                               EXPLANATORY NOTE

Signal Advance, Inc. (the "Company") is filing this Amendment No. 4 (on Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Filing"), as originally filed with the Securities and Exchange Commission on March 31, 2015 and amendments (Amendment Nos. 1, 2 and
3) filed on April 4, 2015 and November 10, 2015. This Amendment No. 4 is being filed solely to include the correct the date on the Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act (Exhibit 32.1) and to provide updated certifications from the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits
31.1 and 31.2).

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit or disclosure set forth in the Original Filing or the subsequent Amendment Nos. 1, 2 or 3.

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

                                  PART IV

Item 15. Exhibits


Exhibit 31.1: Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

Exhibit 32.1: Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 24, 2015
SIGNAL ADVANCE, INC.


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

SIGNATURE                 TITLE                              DATE
-----------------------   -------------------------------    -----------------

/s/ Chris M. Hymel        Member, Board of Directors,        November 24, 2015
Chris M. Hymel            President and Treasurer
                          (Principal Executive, Financial
                           and Accounting Officer)


/s/ Malcolm H. Skolnick   Member: Board of Directors,        November 24, 2015
Malcolm H. Skolnick       Secretary


/s/ Richard C. Seltzer    Member: Board of Directors         November 24, 2015
Richard C. Seltzer