Form 10-K
period 2016-12-31
Signal Advance Inc
filed 2019-03-06
CIK 1545061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2016 and 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-54626

SIGNAL ADVANCE, INC.
(Exact name of registrant as specified in its charter)

Texas	8731	376-0373052
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

2520 County Road 81

Rosharon, Texas 77583

(713) 510-7445

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The market value of the common equity held by non-affiliates: $411,865 based on a $0.08 closing price of the registrant’s common stock as of the last business day of the registrant’s year ended December 31, 2016.

As of December 31, 2016, the registrant had 12,407,342 shares of common stock issued and outstanding.

As of the date of this report, the Issuer had 16,435,342 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include the Company’s limited operating history; its limited financial resources; the success of our fundraising efforts; our ability to meet our obligations, continue as a going concern or realize on our assets, if necessary to meet liabilities; international, national and local general economic and market conditions; demographic changes; our ability to achieve, sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; risks related to new product development and introduction; competition including the activities of competitors and the presence of new or additional competition; the failure to gain and/or loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology and obtain and/or maintain key licensing arrangements, joint ventures and partnerships; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. This report may contain forward-looking statements which relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Unless the context requires otherwise, the terms ‘Company,’ ‘SA,’ ‘we,’ ‘our,’ and ‘us’ refer to Signal Advance Inc., a Texas corporation formed on June 4, 1992. Our audited financial statements are stated in United States Dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

The following business and financial discussion should be read in conjunction with our financial statements, including the notes thereto, appearing in this filing.

PART I

Introduction

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2016 and 2015. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This is our first periodic filing since the quarter ended September 20, 2015. Included in this report are the audited financial statements that have not been included in annual reports on Form 10-K since the fiscal year ended December 31, 2014, as well as summarized quarterly financial information for each of the quarters ended (i) March 30, June 30 and September 30, 2016.

This annual report should be read together and in connection with the other reports filed by us with the SEC. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place since September 31, 2015 through the date of filing of this annual report with the SEC.

Item 1. Description of Business

OVERVIEW: Signal Advance, Inc. (SA) is a technology development firm that has been developing its proprietary Signal Advance Technology which may significantly reduce signal detection delays associated with a variety of physical sensors, thereby improving response time and performance in control, intervention, and/or signal transmission systems. The Company has developed and tested SA circuit designs and discrete circuit prototypes for a range of signal characteristics.

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

SOLUTION: In most electronic circuits, signal output is delayed relative to the input as it traverses the circuitry. When a signal is applied to an SA circuit the output signal is advanced in time relative to the input using the advance portion of the waveform and not depending on the wave velocity form of the signal that are conventionally used, thus the term ‘Signal Advance’. In other words, the output signal emerges before the complete detection of the input signal.

The temporal advance achieved using SA technology can potentially offset signal detection and processing delays and, thereby, improve response time. Further, we believe that SA technology could be implemented in conjunction with other approaches (e.g. faster electronics) to further reduce these response delays to further improve performance. SA technology may also enable the development of novel signal transmission, and control or interventional approaches.

Prototype SA circuit designs were used to temporally-advance the detection of analog test signals and bioelectric (cardiac) signals in a dissertation study completed by Dr. Hymel (Company Founder/President) at the University of Texas Health Science Center in the Texas Medical Center, Houston Texas. The study results were later published in a peer-reviewed feature article which appeared in the IEEE Circuits and Systems magazine.

MARKET: The Company has identified multiple classes of sensors with signal characteristics which may be suitable for the application of SA technology, and thus, a variety of potential licensing targets. The markets/industries include biomedical (e.g. cardiac rhythm management, neurostimulation) and commercial, industrial, communications, transportation and military applications (e.g. process control, signal transmission, engine control, vehicular/flight control, accident avoidance, and weaponry).

In interventional medical devices, SA technology could reduce response delays and improve performance. The improved performance translates directly to increased value, providing a significant opportunity for revenue generation. Examples of non-biomedical applications include transportation, in which SA technology could improve accident avoidance, safety/security, engine performance and vehicular control, and thus improve fuel economy and save lives. In high performance aircraft engines, SA technology might increase stability, reduce stall margins improve performance and fuel efficiency. Industrial examples include improved compressor performance and increased petrochemical yields. In military applications, SA technology could enhance response effectiveness.

The addressable markets are estimated to be in the billions of dollars. As with any new or disruptive technology, recognition and acceptance will gain momentum over time.

INTELLECTUAL PROPERTY: The following table lists the patent applications and issued patents:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Issued May 2013
China	ZL 200880015288.2	Issued November 2012
Mexico	325278	Issued April 2014
Europe	EP 2137817	Issued January, 2017
India	3465/KOLNP/2009	Under examination

Additional patent submissions related to specific applications, SA circuit configurations, and signal processing techniques to improve signal fidelity as well as a Neural Training application are being considered.

COMPETITION: Indirect competition exists as in the form of ever faster electronics used to improve signal detection and processing performance. In addition, alternate control strategies, (e.g. predictive feedback and feed-forward) are often used to improve performance but also have significant drawbacks. Faster electronics alone will reduce, but never eliminate, circuit delays. For a number of applications, some of these techniques may be adequate. SA technology, used in conjunction with all of these methods, could further improve performance.

REVENUE GENERATION: While the addressable markets are in the billions, it is expected that many licensees will require exclusivity which would limit the Company to a single license in a given application area. Therefore, SA will target multiple application areas to generate revenue. Revenue is generated by: 1) licensing intellectual property to product manufacturers, 2) consulting with licensees on implementation of the technology in target applications, and 3) participating in joint ventures.

MARKETING STRATEGY: To gain exposure and acceptance of SA technology, the Company will participate in trade shows, present in scientific and technical meetings and publish application-specific articles. SA’s marketing approach includes the following steps: 1) identify application targets, 2) develop application-specific SA circuitry, 3) demonstrate performance improvement, 4) protect the intellectual property, 5) approach target manufacturer(s) and 6) secure licensing/consulting agreements.

Target application selection is based on: 1) intervention/control impact, 2) signal characteristics, 3) market size, 4) supplier market share, 5) competition, and 6) regulations. The initial approach is to identify applications and protect IP; then consult with market-specific clients to develop SA technology for their specific application and demonstrate improved product performance. Later strategy will shift development costs to the client.

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

The Company is pursuing collaborations with private entities and research institutions to implement SA circuitry in microelectronics (integrated circuitry), develop/refine SA technology for biomedical applications and demonstrate improved performance resulting from the use of SA technology. The company expects to assume the costs to develop/refine SA technology and its microelectronic implementation, intellectual property protection and pilot studies to confirm improvements resulting from the implementation of the Company’s proprietary technology. Projects related to the use of SA technology in specific biomedical applications are likely to be funded through research grants or take the form of joint ventures.

The Company initiated a joint venture relationship operating under Biodyne Development, LLC to which the Company is providing consulting services and has licensed intellectual property in exchange for equity in the venture.

The Company’s corporate offices were flooded during Hurricane Harvey at the end of August 2017. The Company incurred significant losses in terms of the office assets (the office structure, furniture, computers, etc), however, all intellectual property, experimental results, prototypes, and the majority of business information were secured. We have been slowly recovering from these losses and are moving forward to achieve our business goals.

VALIDATION/RECOGNITION:

Scientific: Prototype SA circuit design was tested using a range of simulated test signals as well as bioelectric (cardiac) signals. The results were reviewed and confirmed by University facility (including Ph.D. physicists and engineers). This study resulted in completion of a successful doctoral study, by the Company’s President, Dr. Hymel, at the University of Texas Health Science Center at Houston in the Texas Medical Center (2010);

Technical: A peer-reviewed feature article summarizing the technology, study results, and a broad range of potential SA technology applications was published in the IEEE Circuits and Systems Magazine in 2011;

Commercial: SA was awarded first place in the 2011 Goradia Innovation Prize competition. The selection was based on: 1) the commercial potential of the technology, 2) the soundness of the business plan, 2) the potential for job growth within the region, and 4) the likelihood of significant long-term success;

Innovation: For the intellectual property underlying Signal Advance technology, Dr. Chris M. Hymel, the Company’s Founder and President was named the 2012 Innovator of the Year, by the Intellectual Property Section of the Oklahoma Bar Association. In addition, the State Bar of Texas, Intellectual Property Section, named Dr. Hymel, the 2015 Inventor of the Year.

REVENUE GENERATION: The Company plans to continue to refine and develop SA technology, demonstrate improved performance in targeted applications, pursue related intellectual property protection and begin to commercialize the technology through licensure. SA technology is in the development and early commercialization stage. To date, the Company has not yet sold any products or licensed the technology, is not yet profitable, currently lacks sufficient capital to generate revenue or operate the business in a profitable manner and has not generated sufficient revenues to fund planned R&D, marketing and intellectual protection in the near-term. SA continues to rely upon capital investment to cover the projected costs of executing the Company’s business plan and effectively commercialize its proprietary Signal Advance technology.

BROAD RISKS AFFECTING THE COMPANY: The Company is subject to numerous risks, which are more fully discussed in the section of this prospectus entitled ‘Risk Factors’. Some of the more significant risks included the following:

•	Current and prospective investors that they will be unable to review certain financial and other disclosures that would have been contained in missing periodic reports, which would have provided an additional source of information for their evaluation of their investment in the company.

•	the company is no longer eligible to register securities on Form S-3 and will be unable to use short-form registration until it has timely filed all required reports under the Exchange Act for the 12 months before filing a registration statement. This could increase its transaction costs and adversely impact its ability to raise capital in a timely manner.

•	The Company is undercapitalized and has limited liquidity.

•	The Company is in the development/early commercialization stage.

•	The technology is novel and thus requires recognition and acceptance in various markets.

•	If the Company does not successfully license its technology, it may never achieve profitability.

•	As a result of the industry competition, the Company may not gain enough market share to be profitable.

•	If the Company fails to protect its proprietary technology, its competitive position may be impaired.

•	There will be a limited trading market for the Company’s common stock

•	The market price of our common stock may fluctuate significantly and may decline.

EMERGING GROWTH COMPANY STATUS: The Company qualifies as an ‘emerging growth company’ as defined in Section 2(a)(19) of the Securities Act of 1933 and, as such, is allowed to provide in this report more limited disclosures than an issuer that would not so qualify. Furthermore, for as long as we remain an emerging growth company, we will qualify for certain limited exceptions from investor protection laws such as the Sarbanes-Oxley Act of 2002 and the Investor Protection and Securities Reform Act of 2010. Unlike other public companies, SA is not required to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•	comply with any new requirements adopted by the Public Company Accounting Oversight Board (PCAOB), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	obtain shareholder approval of any golden parachute payments not previously approved.

We will cease to be an ‘emerging growth company’ upon the earliest of:

•	When we have $1.0 billion or more in annual revenues;

•	When we have at least $700 million in market value of our common units held by non-affiliates;

•	When we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	The last day of the fiscal year following the fifth anniversary of our initial public offering.

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

AVAILABLE INFORMATION: We will provide, upon request and free of charge, paper copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). A copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the SEC’s website at http://www.sec.gov.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION: On April 15, 2016, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) to voluntarily suspend its SEC reporting obligations. The Company was eligible to suspend the SEC reporting obligations by filing a Form 15 under Section 12(h) of the Act as it currently has fewer than 300 shareholders of record. The Company anticipates the registration of its common stock may be terminated 90 days after such filing per SEC regulations at which time, the Company’s securities will no longer trade on the OTC Bulletin Board, however, they may remain eligible for quotation on the Pink Sheets.

The Company’s Board of Directors considered a number of factors in making this decision, including the low liquidity of the stock, the ongoing costs of continuing fulfillment of the reporting obligations and the demands on management to comply with the reporting requirements. The Company believes that the time and expense of complying with the reporting obligations outweighs the benefits received by the Company by continuing to fulfill these obligations. Management plans to focus its time and resources on further development and commercialization of its proprietary technology in order to drive business performance and shareholder value. The Company has the right to withdraw the Form 15 and continue SEC reporting at which time all delinquent reports must be filed within sixty (60) days of such notice.

Trading in stocks quoted on the pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock. Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

NUMBER OF HOLDERS: As of December 31, 2016, the 12,407,342 issued and outstanding shares of common stock were held by a total of 180 shareholders of record.

DIVIDENDS: No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2016, 2015 and 2014. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:

During the year ended December 31, 2014, the Company made the following Common Stock issuances:

1)	121,667 shares of common stock to various individuals for cash proceeds of $156,500;

2)	145,000 shares of the Company’s common stock valued at $145,000 to repay $145,000 of the related party line of credit.

3)	461,334 shares of common stock valued at $627,001 to five consultants in exchange for services.

4)	25,000 shares of common stock valued at $25,000 to members of the Board of Directors in exchange for services.

During the year ended December 31, 2015, the Company made the following Common Stock issuances:

1)	97,317 shares of common stock valued at $75,488 to consultants in exchange for services.

2)	59,000 shares of common stock valued at $33,750 to Officers and Members of the Board of Directors in exchange for services.

3)	222,850 shares of common stock valued at $139,638 to partially repay the line of credit - shareholder balance.

4)	2,500 shares of common stock to an individual for cash proceeds of $1,875.

During the year ended December 31, 2016, the Company made the following Common Stock issuances:

1)	329,000 shares of common stock valued at $32,900 to consultants in exchange for services.

2)	1,215,000 shares of common stock valued at $111,500 to partially repay the line of credit-shareholder balance.

3)	33,265 shares of common stock valued at $3,327 to a short-term loan from a Director/shareholder.

4)	175,000 shares of Common stock were sold for $17,500 cash.

Subsequent to December 31, 2016, the Company made the following stock issuances:

During the year ended December 31, 2017, the Company made the following Common Stock issuances:

1)	275,000 shares of common stock valued at $27,500 to consultants in exchange for services.

2)	80,000 shares of common stock valued at $8,000 to Officers and members of the Board of Directors in exchange for services.

3)	770,000 shares of common stock valued at $77,000 to partially repay the line of credit-shareholder balance.

4)	753,000 shares of Common stock were sold for $75,300 cash.

From January 1, 2018 through the date of this report, the Company made the following stock issuances:

1)	2,000,000 shares of common stock valued at $100,000 to partially repay the line of credit-shareholder balance.

2)	100,000 shares of common stock valued at $8,000 to Officers and members of the Board of Directors in exchange for services.

3)	50,000 shares of common stock valued at $2,500 to consultants in exchange for services

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The Company has incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our auditors have issued a going concern opinion as the Company has generated insufficient revenues to fund planned research and development, commercialization and intellectual protection in the near-term. The Company will continue to rely on capital investment to cover the projected costs to execute its business plan and commercialize its proprietary signal advance technology and anticipates the need for additional capital to meet our long term operating requirements. Additional capital will be raised through, among other things, the sale of equity or debt securities. There is no assurance that the Company will be able to raise sufficient capital which would require operations to be scaled back accordingly.

The majority of the Company’s resources have historically been devoted to technology development and protection of its proprietary technology. During the years ended December 31, 2016, 2015 and 2014, the majority of our resources have been allocated to the development of potential applications for our proprietary technology and raising the capital required to successfully execute our business plan.

The Company continues to pursue consulting work which is either directly related to SA technology development or may lead to a potential future collaboration.

The Company’s Founder and President, Dr. Chris M. Hymel, was recognized as the 2015 Inventor of the Year by the State Bar of Texas, Intellectual Property Section. Selection was based on the intellectual property (patent) underlying Signal Advance technology, potential contribution of the invention to society and impact on Texas economy.

Outside of medical applications, the Company established a relationship with a technology development firm for circuit prototyping and implementation in instrumentation used in the oil and gas industry with the goal of applying Signal Advance technology to improve sensor/instrument performance.

The Company has begun development of a Neural Training delivery system, a part of the growing Digital Brain Health market. Neural Training has been shown to improve brain function, specifically, cognition and memory. The system relies to the detection and analysis of bioelectric signal from the brain (EEG’s) to assess and adjust the individualized training protocols. The Company plans to implement its proprietary Signal Advance technology to offset the delays associated with the detection and analyses of EEG’s in order to improve training efficiency and efficacy. The Company has engaged technologists experienced in developing electronics for the Neural Training system to potentially improve brain function,. The initial target population is the elderly suffering from mild cognitive impairment. To that end, The Company is collaborating with the Gerontology Dept. at the University of Texas Medical Branch (UTMB) in Galveston, Texas. In addition, the Company is a prospective joint venture for the possibility of using Neural Training as an adjunct to cancer therapy.

Subsequent to the periods covered by this comprehensive 10-K report, the Company initiated a joint venture relationship operating under Biodyne Development, LLC to which the Company is providing consulting services and has licensed intellectual property in exchange for equity in the venture.

The Company’s corporate offices were flooded during Hurricane Harvey at the end of August 2017. The Company incurred significant losses in terms of the office assets (the office structure, furniture, computers, etc), however, intellectual property, experimental results, prototypes, and the majority of our business records were secured or recovered. We have been slowly recovering from these losses and are moving forward to achieve our business goals.

INCOME: No revenues were recognized in the years ended December 31, 2016, 2015 or 2014.

EXPENSES: Expenses are classified into the following six broad categories: 1) General and Administrative, 2) Sales and Marketing, 3) Intellectual Property 4) Professional Services, 5) Research and Development and 6) Depreciation. The Company has engaged consultants to accomplish its goals over the last few years. Given sufficient capital, the majority of these consultants have expressed interest in working full-time for the Company. Professional Services includes expenses for such services as legal, accounting/auditing, transfer agent, investor and public relations, video/graphics, securities/reporting, engineering and director’s fees.

Expenses decreased related to professional services in years ended December 31, 2016 and 2015. The decreased costs are associated with 1) accounting, audits and reporting in fulfillment of reporting requirements with the Securities and Exchange Commission, 2) public and investor relations and, 3) sales/marketing efforts related general commercialization of the Company’s proprietary technology. The Company continues to seek capital to fund on-going efforts related to in scientific, technical and commercial validation, business development and has focused its resources on development of specific applications for our proprietary technology, specifically, on the Neural Training system product.

The Company continues to incur expenses related to the on-going prosecution of our patent application in Europe and maintenance of our patents in the U.S., China and Mexico. In fiscal year ended December 31, 2016 resources continued to be applied to intellectual property protection the majority of which was applied to prosecution (preparation and submission of amendments and additional disclosures and renewal fees, etc.) of the European patent application resulted in the patent grant by the European Patent Office in January, 2017. Patents have previously been issued in China (November 2012), the U.S. (May 2013) and Mexico (April 2014). In addition, the Indian Patent application is currently under examination and the Company has responded to the first office action from the Indian patent office.

All costs associated with intellectual property (IP) protection have been expensed. IP expenses totaled $10,242, $7,190 and $8,911, in year ended December 31, 2016, 2015 and 2014, respectively. The increase in IP related expenses reflects the increased activity related to the examinations of the European and Indian patent applications. Further discussion regarding the intellectual property can be found in Note B – Intellectual Property, of the Financial Statements.

The reduced expenses for professional services allowed the Company to apply additional resources to research and development reflected in increased focus on a biomedical application for SA technology, specifically, a Neural Training delivery system as well as on-going scientific, technical and commercial validation related to applications in the oil and gas and transportation markets.

Expenses for fiscal years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
General and Administrative	$25,375	$35,168	$27,987
Sales/Marketing	-	600	450,000
Depreciation	1,406	1,570	1,851
Intellectual Property	10,242	7,190	8,911
Professional Services	61,535	154,260	292,118
Research and Development	81,655	81,300	34,000

COMPREHENSIVE LOSS: In additional, the Company included a realized gain on “Long-term Investment” of $24,930 in the year ended December 31, 2015.

The net loss for the years-ended December 31, 2016, 2015 and 2014 were $180,213, $301,526 and $814,867, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT ASSETS: As of December 31, 2016, the Company had cash and cash equivalents of $114. These assets are used as working capital to execute the Company’s business plan. As such, the Company requires additional capital through debt or equity financing to fund operations over the next 12 months.

FIXED ASSETS: Fixed assets (office/laboratory equipment, computers, etc.) were $2,777, $3,953 and $4,730, as of December 31, 2016, 2015 and 2014, respectively.

Change in fair value for a “Long-term Investment” was a realized loss of $24,930 in the year ended December 31, 2015.

LIABILITIES: Liabilities include a Line of Credit provided by the Company’s President which totaled $12,380, $4,704 and $10,769 as of December 31, 2016, 2015 and 2014, respectively. In the year ended 2016, $111,500 of the debt was converted to equity issued to the Company’s President.

SHAREHOLDERS’ EQUITY: The accumulated deficit totaled $5,559,498, $5,379,285 and $5,052,829 for years ended December 31, 2016, 2015 and 2014, respectively. The shares issued and outstanding as of years ended December 31, 2016, 2015 and 2014, totaled 12,407,342, 10,655,077 and 10,273,410, respectively.

OFF-BALANCE SHEET TRANSACTIONS: There are no off-balance sheet items, all transactions are in U.S. dollars, and the Company is not currently subject to currency fluctuations or similar market risks.

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

MATERIAL COMMITMENTS: The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $8,400 for the years ended December 31, 2016, 2015 and 2014.

PURCHASE OF SIGNIFICANT EQUIPMENT: Contingent on available funding we anticipate purchasing $10,000 on equipment during the next twelve months.

GOING CONCERN: The independent auditors’ report accompanying our Financial Statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

SIGNAL ADVANCE, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Years Ended December 31, 2016, 2015 and 2014

LBB & ASSOCIATES LTD., LLP

7600 W. Tidwell, Suite 501

Houston, TX 77040

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Signal Advance, Inc.

Rosharon, Texas

We have audited the accompanying balance sheet of Signal Advance, Inc., (the “Company”) as of December 31, 2016, 2015, and 2014 and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Advance, Inc., as of December 31, 2016, 2015, and 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016, 2015 and 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

November 1, 2018

Signal Advance, Inc.

Balance Sheets

As of December 31, 2016, 2015 and 2014

	2016	2015	2014
ASSETS
Current Assets
Cash or Cash Equivalent	$114	$6,258	$37,177
Total Current Assets	114	6,258	37,177
Property and Equipment, net	2,777	3,953	4,730
Total Property and Equipment, net	2,777	3,953	4,730
Other Assets
Long-Term Investments	-	-	21,438
Total Other Assets	-	-	21,438
TOTAL ASSETS	$2,891	$10,211	$63,345

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	$3,698	$3,707	$-
Line of Credit - Shareholder	12,380	4,704	10,769
Total Liabilities	16,078	8,411	10,769
Shareholders’ Equity (Deficit)
Common Stock - $0 par value 100,000,000 shares authorized - shares issued and outstanding 10,273,410 as of December 31, 2014 10,655,077 as of December 31, 2015 12,407,342 as of December 31, 2016
Additional Paid-In Capital	5,546,311	5,381,085	5,130,335
Accumulated other comprehensive loss	-	-	(24,930)
Accumulated Deficit	(5,559,498)	(5,379,285)	(5,052,829)
Total Shareholders’ Equity (Deficit)	(13,187)	1,800	52,576
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$2,891	$10,211	$63,345

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.

Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Expense
General & Administrative	$25,375	$31,676	$27,987
Sales/Marketing	-	600	450,000
Intellectual Property	10,242	7,190	8,911
Professional Services	61,535	154,260	292,118
Research & Development	81,655	81,300	34,000
Depreciation	1,406	1,570	1,851
Total Expense	180,213	276,596	814,867
Loss on Investment	-	24,930	-
Net Loss	(180,213)	(301,526)	(814,867)
Components of Comprehensive (Income)/ Loss:
(Gain)/Loss on long-term Investment	-	(24,930)	(13)
Comprehensive Loss	$(180,213)	$(326,456)	$(814,880)
Loss per Share - basic and diluted	$(0.02)	$(0.03)	$(0.08)
Shares Outstanding - basic and diluted	11,333,210	10,510,870	9,934,010

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.

Statements of Cash Flow

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
OPERATING ACTIVITIES
Net loss	$(180,213)	$(301,526)	$(814,867)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation	1,406	1,570	1,851
Impairment on Long-Term Investment	-	21,438	-
Stock Compensation	32,900	109,237	652,001
Accounts Payable	(9)	3,707	-
Net cash used by Operating Activities	(145,916)	(165,574)	(161,015)
INVESTING ACTIVITIES
Purchase of property and Equipment	(230)	(793)	(2,668)
Net cash provided by Investing Activities	(230)	(793)	(2,668)
FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	17,500	1,875	156,500
Proceeds from convertible notes payable	3,326	-	-
Line of Credit - Shareholder, net	119,176	133,573	32,863
Net cash provided by Financing Activities	140,002	135,448	189,363
Net cash increase for period	(6,144)	(30,919)	25,680
Cash at beginning of period	6,258	37,177	11,497
Cash at end of period	$114	$6,258	$37,177
Supplemental Disclosure
Interest Paid	$4,175	$3,758	$2,221
Non-Cash Transactions
Long-Term Investment	30,000	5,250	0
Conversion of Debt to Common Stock	3,326	139,637	0
Repayment of Line of Credit-Shareholder in Common Stock	111,500	109,238	145,000
Unrealized Loss on Available for Sale Securities	-	-	13

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.

Statements of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance as of Dec. 31, 2014	10,273,410	-	$5,130,335	$(24,930)	$(5,052,829)	$52,576
Shares issued for services	156,317	-	109,237	-	-	109,237
Shares issued for related party debt	222,850	-	139,638	-	-	139,638
Shares Issued for cash	2,500	-	1,875	-	-	1,875
Net Other Comprehensive income	-	-	-	24,930	(24,930)	-
Net Loss	-	-	-	-	(301,526)	(301,526)
Balance as of Dec. 31, 2015	10,655,077	-	5,381,085	-	(5,379,285)	1,800
Shares issued for cash	175,000	-	17,500	-	-	17,500
Shares issued for services	329,000	-	32,900	-	-	32,900
Shares issued for related party debt	1,248,265	-	114,826	-	-	114,826
Net Loss	-	-	-	-	(180,213)	(180,213)
Balance as of Dec. 31, 2016	12,407,342	-	$5,546,311	$-	$(5,559,498)	$13,817,

See Accompanying Notes to the Financial Statements

Signal Advance, Inc.

Notes to Financial Statements

Years Ended December 2016, 2015 and 2014

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION: Signal Advance, Inc. (the Company) was incorporated in Texas on June 4, 1992, is an engineering product and procedure development and consulting firm focused on the development of applications for emerging technologies. The Company has significant experience in computer technology, distributed information systems, and data acquisition and analysis systems, as well as, medical education, intellectual property protection and medical-legal litigation support. The Company has focused its resources on the improvement of signal detection systems through the development and refinement of its proprietary “Signal Advance” technology which has potential application in a wide range of medical applications, as well as applications outside of biomedicine.

The costs incurred in acquiring intellectual property assignments as well as the pursuit of domestic and international patent and trademark protection are expensed (included as “Intellectual Property” under expenses on the Statements of Operations for the years ended December 31, 2016, 2015, and 2014. These costs include expenses to prepare and prosecute patent applications and protect the IP, include filing and issuance fees, fees for consultants, experts, advisors, patent attorneys, including foreign associates, patent applications, claims and other amendments, responses to office actions, etc. Any patent infringement case may hinder the Company’s ability to generate revenues.

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

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s financial statements include amounts and all adjustments that, in the opinion of management and based on management’s best estimates and judgments, are necessary to make the financial statement not misleading. Actual results could differ from those estimates.

AVAILABLE FOR SALE SECURITIES: The Company holds certain investments that are treated as available-for-sale securities (FASB ASC 320-10-25) and stated at their fair market values. All investments are available for current operations and are classified as other assets in the balance sheet. Unrealized holding gains and losses are included as a component of other comprehensive income (loss) until realized (FASB ASC 320-35-1). Realized gains and losses are included in ‘Other Income (Loss)’ in the income statement.

INVESTMENTS IN A LIMITED LIABILITY COMPANY: The Company held a minor investment (3%) in a Limited Liability Company (LLC). The equity method of accounting for investments in general partnerships is generally appropriate for accounting by limited partners for their investments in limited partnerships. The Company’s interest is sufficiently minor as a limited partner that the Company has virtually no influence over the operating and financial policies of the LLC. As such, accounting for the investment using the cost method is appropriate. Under the cost method, income recognized by the investor is limited to distributions received, except that distributions that exceed the investor’s share of earnings after the date of the investment are applied to reduce the carrying value of the investment (FASB-ASC 970-323-25).

Adjustments are made for impairment annually based on an impairment analysis per ASC 350-20-65-1 where the Company compares whether the fair value of the investment is less than its carrying amount which would result in impairment. The Company has recognized impairment as the LLC has discontinued operation, and no commercial activity is anticipated in the foreseeable future. As such, an adjustment for impairment was made during the year ended December 31, 2015 for the entire carrying value of $21,438.

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

License Revenue - As part of the Company’s business model and as a result of the Company’s on-going investment in research and development, the Company plans to license and sell the rights to certain of its intellectual property (IP) including internally developed patents, trade secrets and technological know-how.

Certain transfers of IP to third parties may be licensing/royalty-based, transaction-based, or other forms of transfer. Licensing/royalty-based fees involve transfers in which the company earns the income over time, as a lump-sum payment or the amount of income is not fixed or determinable until the licensee sells future related products (i.e., variable royalty, based upon licensee’s revenue). Accordingly, following delivery and or legal conveyance of rights to the aforementioned IP to the client, and following inception of the license term, revenue is recognized in a manner consistent with the nature of the transaction and the earnings process.

Combined License/Consulting Revenue - in certain circumstances the license agreement will also include consulting services to facilitate the use of the Company’s IP, in which case the arrangement may include multiple deliverables. If the client is dependent on the consulting services of the Company to bring value to the license then the license and consulting services will be considered a single unit of accounting. If, however, the license has value to the client, independent of the consulting services provided by the Company, then each deliverable has value on a standalone basis. As such each delivered item or items shall be considered a separate unit of accounting (FASB ASC 605-25).

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

During the years ended December 31, 2016, 2015 and 2014, the Company recognized no revenue.

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

INCOME TAXES: The Company takes an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization (FASB ASC 740). As of both December 31, 2016 and 2015, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

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

GOING CONCERN: The Company is currently conducting operations. However, it has not yet generated sufficient operating revenue to fund its development activities to date. As such, the Company has relied on funding by the Company’s President and the sale of its common stock. There is a substantial doubt that the Company will generate sufficient revenues in future years to meet its operating cash requirements. Accordingly, the Company’s ability to continue operations in the short-term depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This could raise doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE B - INTELLECTUAL PROPERTY

Intellectual property protection is being pursued for the specifically identifiable intellectual property (IP) termed Signal Advance technology. The patents are filed in the name of the inventor, Chris M. Hymel, Ph.D., the Company President and assigned by Dr. Hymel (Assignor) to the Company (Assignee) under an Intellectual Property Assignment Agreement.

The following table lists the patent applications and issued patents and their respective status:

Patent Office	Patent or Appl. No.	Status
United States	8452544	Granted May 2013
China	ZL 200880015288.2	Granted Nov. 2012
Europe	EP 2137817	Granted Jan. 2017
Mexico	325278	Granted Apr. 2014
India	3465/KOLNP/2009	Under examination

Additional patent submissions related to specific applications, Signal Advance circuit configurations, and signal processing techniques as well as claims related to the Neural training system technology are under consideration.

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

4)	commence the advertising and marketing assigned products not later than 24 months following the granting of the patent

The assignment was privately negotiated between the Company’s President, Dr. Hymel (Assignor) and the remaining members of the board of directors for the Company (Assignee). Consideration to acquire the IP rights, in the form of equity (specifically 1,525,000 shares of SA common stock, to date) was expensed as the assignment is considered a transaction between entities under common control (FASB ASC 805-50-30-5,6). The value of the common stock issued in exchange for the equity was based on the most recent private sales of stock (FASB ASC 505-50-30-6). In addition, royalties are payable to Assignor on net sales and/or license fees as follows: a) <$10M: 6%; b) $10-$25M: 8%, and c)>$25M: 10%. Assignor’s remedy for non-payment is the termination of the assignment.

NOTE C - AVAILABLE FOR SALE SECURITIES

Approximate cost and fair value of available for sale securities (acquired January 10, 2011) as of December 31, 2015 and 2014 are as follows:

		Cost Gross	Gain(Loss)	Fair Value
Equity Securities Available for Sale	Dec. 31, 2015	$25,000	$(25,000)	-
Equity Securities Available for Sale	Dec. 31, 2014	$25,000	$(25,000)	-

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016, 2015 and 2014 are summarized as follows:

	2016	2015	2014
Cost / Basis	$129,497	$129,267	$128,475
Accumulated depreciation	(126,720)	(125,314)	(123,745)
Total property and equipment, net	$2,777	$3,953	$4,730

Depreciation expense during the years ended December 31, 2016, 2015 and 2014 were $1,406, $1,570 and $1,851, respectively.

NOTE E - INCOME TAXES

The Company follows ASC 740-10-50 “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the periods ending:

	December 31, 2016	December 31, 2015	December 31, 2014
Federal income tax benefit attributed to:
Net operating loss	39,420	63,320	277,000
Valuation allowance	(39,420)	(63,320)	(277,000)
Net benefit	-	-	-

The cumulative tax effect at the rate of 21% of significant items comprising our net deferred tax amount is as follows:	December 31, 2016	December 31, 2015	December 31, 2014
Deferred tax attributed:
Net operating loss carryover	1,167,461	1,129,616	1,726,400
Less: change in valuation allowance	(1,167,461)	(1,129,616)	(1,726,400)
Net deferred tax asset	-	-	-

At December 31, 2016, the Company had an unused net operating loss carry-forward approximating $5,560,000 that is available to offset future taxable income; the loss carry-forwards will start to expire in 2028.

Note F - LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% per quarter.

During the year ended December 31, 2016, the Company repaid $111,500 of the Line of Credit payable with 1,215,000 shares of the Company’s common stock. As of December 31, 2016, the remaining balance payable was $12,380 including accrued interest of approximately $4,100.

Subsequent payments in common stock include 770,000 shares valued at $77,000 in the year ended December 31, 2017 and $1,000,000 shares valued at $50,000, as of the date of this report, in 2018.

Note G – SHORT-TERM LOAN - SHAREHOLDER

The Company took out a short-term in the amount of $2,500 from one of its Directors/shareholders. This loan bore an interest of 2.5% per quarter. The loan, including accrued interest of $126.50, was paid in full by the issuance of 26,265 shares of Common Stock.

NOTE H - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $8,400 for the years ended December 31, 2016, 2015 and 2014.

NOTE I – EQUITY

In the year ended December 31, 2015, the Company made the following Common Stock issuances:

1)	91,317 shares of common stock valued at $75,488 to six consultants in exchange for services.

2)	222,850 shares of common stock valued at $139,638 to partially repay the related party line of credit.

3)	59,000 shares of common stock valued at $33,750 to Directors in exchange for services.

4)	2,500 shares of common stock valued at $1,875 for cash.

During the year ended December 31, 2016, the Company made the following Common Stock issuances:

1)	329,000 shares of common stock valued at $32,900 to consultants in exchange for services.

2)	1,215,000 shares of common stock valued at $111,500 to partially repay the related party line of credit.

3)	33,265 shares of common stock valued at $3,327 to a short-term loan from a Director/shareholder.

4)	175,000 shares of Common stock were sold for $17,500 cash.

Subsequent to December 31, 2016, the Company made the following stock Issuances:

During the year ended December 31, 2017, the Company made the following Common Stock issuances:

1)	275,000 shares of common stock valued at $27,500 to consultants in exchange for services.

2)	80,000 shares of common stock valued at $8,000 to Officers and Directors in exchange for services.

3)	770,000 shares of common stock valued at $77,000 to partially repay the related party line of credit.

4)	753,000 shares of Common stock were sold for $75,300 cash.

From January 1, 2018 through the date of this report, the Company made the following stock issuances:

1)	2,000,000 shares of common stock valued at $100,000 to partially repay the line of credit-shareholder balance.

2)	100,000 shares of common stock valued at $8,000 to Officers and members of the Board of Directors in exchange for services.

3)	50,000 shares of common stock valued at $2,500 to consultants in exchange for services

Signal Advance, Inc.

Balance Sheet

As of March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016		December 31, 2015
ASSETS
Current Assets
Cash or Cash Equivalent		$777		$6,258
Total Current Assets		777		6,258
Property and Equipment, net		3,602		3,953
Total Property and Equipment, net		3,602		3,953

TOTAL ASSETS		$4,379		$10,211

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities	$		$
Accounts Payable		-		3,707
Line of Credit - Shareholder		30,777		4,704
Total Liabilities		30,777		8,411
Shareholders’ deficit
Common Stock - $0 par value 100,000,000 shares authorized - shares issued and outstanding 10,870,077, as of March 31, 2016 10,655,077, as of December 31, 2015
Additional paid-in capital		5,402,584		5,381,085
Accumulated deficit		(5,428,982)		(5,379,285)
Total shareholders’ equity (deficit)		(26,398)		1,800

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)		$4,379		$10,211

Signal Advance, Inc.

Statements of Operations

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31, 2016	March 31, 2015
Expenses
General and Administrative	$2,346	$8,568
Depreciation	351	368
Intellectual Property	-	2,690
Impairment Expense	-	21,438
Professional Services	29,000	71,417
Research & Development	18,000	12,750
Total Expense	49,697	117,231
Net Income (Loss)	$(49,697)	$(117,231)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - basic and diluted	10,837,934	10,287,132

Signal Advance, Inc.

Statements of Cash Flow

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net income (loss)	$(49,697)	$(117,231)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation	351	368
Impairment on Long Term Investment	-	21,438
Stock Compensation	20,000	47,500
Accounts payable	(3,707)	-
Net cash provided by (used in) Operating Activities	(33,053)	(47,925)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(303)
Net cash used in Investing Activities	-	(303)
FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	1,500	-
Line of Credit - Shareholder, net	23,573	15,176
Proceeds from convertible note payable	2,500	-
Net cash provided by (used in) Financing Activities	27,573	15,176
Net cash increase (decrease) for period	(5,480)	(33,052)
Cash at beginning of period	6,258	37,177
Cash at end of period	$778	$4,125

Supplemental Disclosure
Interest paid	$609	$633

Signal Advance, Inc.

Balance Sheets

As of June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash or Cash Equivalent	$6,636	$6,258
Total Current Assets	6,636	6,258
Property and Equipment, net	3,250	3,953
Total Property and Equipment, net	3,250	3,953

TOTAL ASSETS	$9,886	$10,211

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Line of Credit - Shareholder	$4,307	$4,704
Accounts Payable	-	3,707
Total Liabilities	4,307	8,411
Shareholders’ deficit
Common Stock - $0 par value 100,000,000 shares authorized - shares issued and outstanding 11,537,077, as of June 30, 2016 10,655,077, as of December 31, 2015	-	-
Additional paid-in capital	5,469,284	5,381,085
Accumulated other comprehensive loss	-	-
Accumulated deficit	(5,463,705)	(5,379,285)
Total shareholders’ equity (deficit)	5,579	1,800

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$9,886	$10,211

Signal Advance, Inc.

Statements of Operations

Three Months Ended June 30, 2016 and 2015

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Ordinary Income/Expense
Expense
General and Administrative	$6,836	$8,804	$9,182	$17,372
Depreciation	352	371	703	740
Impairment Expense	-	-	-	21,438
Intellectual Property	-	1,000	-	3,690
Professional Services	9,535	59,945	38,535	131,361
Research and Development	18,000	11,500	36,000	24,250
Total Expense	$34,723	$81,620	$84,420	$198,851

Net Income (Loss)	$(34,723)	$(81,620)	$(84,420)	$(198,851)
Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding - basic and diluted	10,880,868	10,349,799	10,859,401	10,318,392

Signal Advance, Inc.

Statements of Cash Flow

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net Loss	$(84,420)	$(198,851)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation	703	740
Stock compensation	20,000	85,000
Accounts payable	(3,708)	-
Impairment on long term investment	-	21,438
Net cash provided by Operating Activities	(67,425)	(91,673)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(340)
Net cash provided by Investing Activities	-	(340)
FINANCING ACTIVITIES
Proceeds from Shareholder Loan	3,264	-
Line of credit - shareholder	81,473	69,645
Line of Credit Payments	(19,434)	-
Proceeds from sale of common stock	2,500	-
Net cash provided by Financing Activities	67,803	69,645
Net cash increase for period	$378	$(22,368)
Cash at beginning of period	6,258	37,177
Cash at end of period	$6,636	$14,809
Non Cash Transactions
Repayment of Line of Credit-Shareholder in Common Stock	$65,000	$50,000

Signal Advance, Inc.

Balance Sheets

As of September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash or Cash Equivalent	$7,580	$6,258
Total Current Assets	7,580	6,258
Property and Equipment, net	2,899	3,953
Total Property and Equipment, net	2,899	3,953

TOTAL ASSETS	$10,479	$10,211

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts payable	$-	$3,707
Line of Credit - Shareholder	18,704	4,704
Total Liabilities	18,704	8,411
Shareholders’ deficit
Common Stock - $0 par value 100,000,000 shares authorized - shares issued and outstanding 11,907,342, as of September 30, 2016 10,655,077, as of December 31, 2015	-	-
Additional paid-in capital	5,506,311	5,381,085
Accumulated deficit	(5,514,536)	(5,379,285)
Total shareholders’ equity (deficit)	(8,225)	1,800

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$10,479	$10,211

Signal Advance, Inc.

Statements of Operations

Three Months Ended September 30, 2016 and 2015

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ordinary Income/Expense
Expense
General and Administrative	$6,195	$8,625	$15,377	$25,997
Depreciation	351	427	1,054	1,166
Intellectual Property	2,642	3,500	2,642	7,190
Impairment Expense	-	-	-	21,438
Professional Services	15,000	16,243	53,535	147,605
Research and Development	26,643	12,000	62,643	36,250
Total Expense	50,831	40,795	135,251	218,208
Net Income (Loss)	$(50,831)	$(40,795)	$(135,251)	$(239,646)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Shares outstanding - basic and diluted	11,696,395	10,380,077	11,140,435	10,339,180

Signal Advance, Inc.

Statements of Cash Flow

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net Loss	$(135,251)	$(239,646)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation	1,054	1,166
Stock compensation	32,900	85,000
Impairment loss	-	21,438
Accounts payable	(3,707)	-
Net cash provided by Operating Activities	(105,004)	(132,042)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(719)
Long-term Investments	-	-
Net cash provided by Investing Activities	-	(719)
FINANCING ACTIVITIES
Common stock issued for cash	17,500	-
Proceeds from convertible notes payable	3,263	-
Line of credit - shareholder, net	111,202	97,243
Line of credit payments	(25,639)	-
Net cash provided by Financing Activities	106,326	97,243
Net cash increase for period	$1,322	$(35,518)
Cash at beginning of period	$6,258	$37,177
Cash at end of period	$7,580	$1,659
Non Cash Transactions
Repayment of Line of Credit-Shareholder in Common Stock	$74,827	$50,000

Signal Advance, Inc.

Notes to Quarterly Financial Statements (Unaudited)

Note A

QUARTERLY FINANCIAL INFORMATION

Basis of Presentation - The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. These consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles it the United States of America for complete financial statements. These unaudited consolidated interim financial statements should he read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the years ended December 31, 2016 and 2015. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature necessary for a fair statement of the results for all the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

Note B – GOING CONCERN

The Company is currently conducting operations. However, it has not yet generated sufficient operating revenue to fund its development activities to date. As such, the Company has relied on funding by the Company’s President and the sale of its common stock. There is a substantial doubt that the Company will generate sufficient revenues in future years to meet its operating cash requirements. Accordingly, the Company’s ability to continue operations in the short-term depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This could raise doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Note C – SIGNIFICANT ACCOUNTING POLICIES

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash - Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Income taxes - The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments - The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, investments, and accounts payable and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, June 30, and September 30, 2016.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at March 31, June 30 and September 30, 2016.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows.

Earnings Per Share Information - FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. For purposes of the earnings per share calculation, we consider shares to be issued as issued shares as of the date the shares are earned. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recent accounting pronouncements - In August 2014, the FASB issued a new Accounting Standards Update, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and, if such conditions exist, to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. This ASU must be adopted using a retrospective transition method. The Company plans to adopt this guidance effective March 31, 2018. The Company has not identified any changes to this guidance that upon adoption will have a material effect on its cash flows.

Note D - LINE OF CREDIT - SHAREHOLDER

The President has loaned funds to the Company under the terms of a Line of Credit Promissory Note negotiated with, and approved by, the Board of Directors. The line of credit is due on demand, unsecured, and bears interest at 2.5% per quarter.

As of March 31, June 30 and September 30, 2016, the amount outstanding was $30,777, $4,307 and $18,704.

NOTE E - FACILITIES LEASE

The Company currently leases office space, from its president, on a month to month basis at a rate of $700 per month. Rental expense amounted to $2,100 for each of the quarters ended September 30, 2016.

NOTE F – EQUITY

During the nine months ended September 30, 2016, the Company made the following Common Stock issuances:

During the three months ended March 31, 2016, 200,000 shares of common stock valued at $20,000 to consultants in exchange for services. 15,000 shares of Common stock were sold for $1,500 cash.

During the three months ended June 30, 2016, issued 657,000 shares of common stock to repay $65,700 of related party line of credit. 10,000 shares of Common stock were sold for $1,000 cash.

During the three months ended September 30, 2016, issued 91,265 shares of common stock to repay $9,127 of related party line of credit. 150,000 shares of Common stock were sold for $15,000 cash and 129,000 shares of common stock valued at $12,900 for services.

Subsequent to September 30, 2016, the Company issued 500,000 shares of common stock to repay $40,000 of related party line of credit.

During the year ended December 31, 2017, the Company made the following Common Stock issuances:

1)	275,000 shares of common stock valued at $27,500 to consultants in exchange for services.

2)	80,000 shares of common stock valued at $8,000 to Officers and Directors in exchange for services.

3)	770,000 shares of common stock valued at $77,000 to partially repay the related party line of credit.

4)	753,000 shares of Common stock were sold for $75,300 cash.

From January 1, 2018 through the date of this report, the Company made the following stock issuances:

1)	2,000,000 shares of common stock valued at $100,000 to partially repay the line of credit-shareholder balance.

2)	100,000 shares of common stock valued at $8,000 to Officers and members of the Board of Directors in exchange for services.

3)	50,000 shares of common stock valued at $2,500 to consultants in exchange for services

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting for the years ended December 31, 2016 and 2015, based on:

1)	guidance provided in the SEC Interpretive Release 33-8810 (Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934,

2)	the Final Rule Release No. 33-8809 (Amendments to Rules Regarding Management’s Report on Internal Control Over Financial Reporting, and

3)	the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OF FINANCIAL REPORTING: Management is also responsible for establishing and maintaining adequate internal control over financial reporting. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 and 2015, based on the above referenced guidelines, the Company determined that there were control deficiencies that constituted material weaknesses, as listed below.

1)	We do not have an Audit Committee - While not being legally obligated to have one, management believes that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statement. Currently, the Board of Directors acts as the Audit Committee, and does not include an independent member to provide the necessary oversight over management’s activities.

2)	We did not maintain appropriate cash controls - Due to accounting resource limitations, as of December 31, 2016 and 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process based on the inability to segregate cash handling and accounting functions, and the lack of the requirement for dual signatures on the Company’s bank accounts. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report.

However, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)	We did not implement appropriate information technology controls - As of December 31, 2016 and 2015, the Company retained copies of all financial data and material agreements and periodically made backups of the Company’s data; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

As such, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 and 2015.

The Company intends to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow, however, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. The process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that we will not find or have pointed out to us either by internal or external resources, or by our auditors, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016 and 2015, that occurred subsequent to the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC applicable to an Emerging Growth Company that permit the Company to provide only management’s report in this annual report.

COMPENSATION COMMITTEE REPORT: Because we do not have a compensation committee or a committee performing similar functions, we do not have a compensation committee report. All compensation matters are determined by our board of directors.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS: The following table sets forth the names, positions and ages of the current Company Directors and Officers. Directors are elected during the annual shareholders’ meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board. None of our Directors is independent per NASDAQ listing standards.

Director/Officer	Age	Position/Office

Chris Hymel	60	Director, President/Treasurer
Malcolm Skolnick	82	Director, Secretary
Ron Stubbers	55	Director, Vice-President
Richard Seltzer	63	Director

All directors hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.

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

Malcolm Skolnick (Secretary, Director): Dr. Skolnick received his Ph.D. in physics from Cornell University and J.D. from the University of Houston Law Center. He retired in 2008 after ten years as a Director, President/CEO of CytoGenix, Inc., a publicly traded, development stage biotechnology firm in Houston Texas. Prior to joining CytoGenix, Dr. Skolnick, a tenured professor, held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health (SPH) of the University of Texas Health Science Center, Houston (UT Health). In addition to his service as a Department Chair in the Medical School and professorial duties, Dr. Skolnick directed the UT Health Office of Technology Management, overseeing the University’s activities in protecting and licensing its technology portfolio.

Dr. Skolnick headed the UT Health Neurophysiology Research Center and served as principal investigator of several clinical trials in related to pain management, smoking cessation and reduction of withdrawal symptoms in drug addiction. He also serves as Director and Vice President of the Southwest Health Technology Foundation, Resolution Forum, Inc., Responsible Community Design International, Inc., and Hudson Forest Homeowners’ Association. He has served as an expert witness in intellectual property, product liability, and accident reconstruction matters. Dr. Skolnick is a registered patent attorney, patented inventor and is licensed to practice law in the State of Texas. In addition to his service on various corporate boards, since his retirement from CytoGenix, Inc., he has been active in patent prosecution and licensing for selected clients and has been an invited lecturer at several local universities.

Ron A, Stubbers (Vice-President, Director): Mr. Stubbers has been developing and manufacturing electronic biomedical devices for over 20 years, much of it while VP of Engineering and VP of Operations for Neuroscan, Inc. and its successor Compumedics, USA from 1991-2003, and aDEPtas, Inc. and its successor InGeneron, Inc. from 2004-Present. His experience includes development and production of medical devices ranging from neurostimulation systems to EEG acquisition and analysis systems. He has also worked in the areas of product design and manufacturing engineering, quality, regulatory and technical support for startup companies. Mr. Stubbers has managed corporate ISO/EN/QSR quality management systems requirements and compliance and European CE and FDA 510K Class II as well as other regulatory approvals for world-wide medical device distribution. Mr. Stubbers received his bachelor’s degree in electrical engineering from the University of Idaho in 1985, completed graduate coursework at the University of Texas, Graduate School of Biomedical Sciences and at Rice University, and completed his MBA at the University of Houston (2013).

Richard C. Seltzer (Director): Mr. Seltzer received his J.D. from South Texas College of Law in 1981 and his LL.M. in Taxation from the University of Florida in 1982. Mr. Seltzer has been in private practice for more than thirty years representing both established and startup businesses in acquisitions and mergers, financial and tax issues, contractual matters, shareholder disputes, real estate acquisitions and general business litigation in Texas State Courts. His practice includes arranging viable capital infusions for ongoing businesses, negotiating business and real estate related contracts. He has handled the licensing of proprietary information for a non-profit organization in Texas. He also continues to successfully represent numerous taxpayer corporations and individuals before the Internal Revenue Service, including both its Appellate and Collection Divisions as well as representing taxpayers for matters filed with the U.S. Tax Court. For more than fifteen years Mr. Seltzer has been a frequent invited speaker covering general business topics at the People’s Law School in conjunction with the University of Houston Law School. He is also an approved mediator in the State of Texas having received his certification in 2008.

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

Item 11. Executive Compensation

The executive compensation disclosure provided satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. The summary compensation table below shows certain compensation information paid for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during years ended December 31, 2016, 2015 and 2014. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

SUMMARY COMPENSATION TABLE:

Name & Position	Year or Period	Salary	Bonus	Stock Awards (1)	Options Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total

C Hymel Pres/Treas	2016	0	0	$108,000	0	0	0	$801	$108,801
C Hymel Pre./Treas	2015	0	0	$108,000	0	0	0	$3,086	$111,086
C Hymel Pres/Treas	2014	0	0	$108,000	0	0	0	$2,210	$110,210

(1) Non-cash compensation: Equity issued for services rendered

(2) Reimbursement of medical and professional development expenses

The Company entered into a consulting agreement with Dr. Chris M. Hymel, the Company President, whereby he was compensated at $108,000 per year in 2016, 2015 and 2014, plus limited reimbursement of medical and professional development expenses. Dr. Hymel is expected to devote essentially full-time (at least 40 hours/week) on activities related to the Company. The term of the agreement is year-to-year but may be terminated by giving one month’s notice. Eligible medical and professional development expenses are either paid or reimbursed in cash and annual compensation for services rendered has been in the form of equity, specifically common stock, for years ended December 31, 2016, 2015 and 2014.

In year ending December 31, 2015, Mr. Stubbers received $12,750 in the form of equity (common stock) in exchange for services. In additional, in the same period, Mr. Seltzer and Dr. Skolnick each received $9,000 in the form of equity (common stock) in exchange for services. Other than as described above, all directors and executive officers received well under than $15,000 compensation in the form of equity (common stock) in exchange for their services. No executive officers received a bonus or deferred compensation.

In the year ended December 31, 2016, no Director received compensation, either in the form of cash or equity (common stock) in exchange for services, other than as described above. Further, no executive officers received a bonus or deferred compensation.

Other Executive Officer Compensation (to date):

Outstanding Equity Awards:	None
Option Exercises/Stock Vested:	None
Pension Benefits:	None
Non-qualified Deferred Compensation:	None
All Other Compensation:	None
Perquisites:	None

There are no employment contracts, compensatory plans or arrangements (except as referenced above for the Company President), including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person’s responsibilities following a change in control of the Company. Nor are there any agreements or understandings for any director or officer to resign at the request of another person. None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

COMPENSATION PURSUANT TO PLANS: There is no retirement, pension, profit sharing, or other plan covering any of our officers and directors. The Company has adopted no formal stock option plans for our officers, directors and/or employees. SA reserves the right to adopt one or more stock options plans in the future. Presently, there is no plan to issue additional equity in the Company or options to acquire the same to our officers, directors or their affiliates or associates except for compensation of Director and Officers as described previously.

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

As of December 31, 2015, 10,655,077 shares had been issued to 177 shareholders of record. As of December 31, 2016, 12,407,342 shares had been issued to 180 shareholders of record.

The following table sets forth the number of shares of common stock that are beneficially owned as of December 31, 2016 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, (iii) all officers and directors as a group and, (iv) all officers and directors and each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as a group. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

Name of Beneficial Owner	Title of Class	Amount/Nature of Beneficial Ownership(1)	Percent of Class (4)
Chris Hymel, Officer/Director (2,3)	Common	5,163,780	41.6%
Malcolm Skolnick, Officer/Director (2,3)	Common	338,334	2.7%
Ron Stubbers, Officer/Director (2,3)	Common	286,250	2.3%
Richard C. Seltzer, Director (3)	Common	314,765	2.5%
Cede & Co.	Common	1,547,251	12.5%
Officers/Directors as a group (4 total)	Common	6,103,129	49.2%
Officers/Directors & Shareholders owning > 5% as a group (5 total)	Common	7,650,380	61.7%

(1) Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power. Any indication herein, regarding beneficial ownership, is not an admission, that he, she or it is a direct or indirect beneficial owner of those shares.

(2) The address for all Directors/Officers: 2520 CR 81, Rosharon, TX 77583

(3) Includes shares held by spouses and minor children.

(4) The percent of class based on 12,407,342 shares common stock issued and outstanding as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: As of December 31, 2016 and 2015, the Company owed its President, Chris M Hymel, $12,380 and $4,704, respectively, in the form of an unsecured loan (Line of Credit). The note is due on demand and bears 2.5% interest per quarter. The Company currently leases office space, from its President, on a month to month basis at a rate of $700 per month. The Company obtained rights to the intellectual property though an assignment agreement with its President (discussed in greater detail in Note B - Intellectual Property of the Financial Statements).

Other than the President’s compensation, related transactions, discussed previously, since the company’s inception, there has not been, nor is there currently proposed, any transaction or series of similar transactions with related parties to which the Company was or will be a party:

1) In which the amount involved exceeds $120,000; and

2) In which any director, executive officer, shareholder who beneficially owns 5% or more of SA common stock, or any member of their immediate family, had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE The Company has not established its own definition for determining whether its directors and nominees for directors are ‘independent’ nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. None of the Company’s current directors are considered independent as determined by the NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

As of the date of this report, the Company has incurred $17,800 in fees to our principal independent accountants for professional services rendered in connection with the audits of our financial statements for the years ended December 31, 2016 and 2015.

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
________________

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

Dated: March 4, 2019	SIGNAL ADVANCE, INC.

	By:	/s/ Chris M. Hymel
Chris M. Hymel, President/Treasurer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Chris M. Hymel	Chairman: Board of Directors, President and Treasurer	March 4, 2019
Chris M. Hymel	(Principal Executive, Financial and Accounting Officer)

/s/ Malcolm H. Skolnick	Member: Board of Directors,	March 4, 2019
Malcolm H. Skolnick	Secretary

/s/ Richard C. Seltzer	Member of the Board of Directors	March 4, 2019
Richard C. Seltzer

